Form 10QSB
period 1997-03-31
MAHOGANY CAPITAL INC
filed 1997-06-04
CIK 1022198

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                       Commission File Number:  0-21313

                            MAHOGANY CAPITAL, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                        84-1349552
----------------------------                 -------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                    P.O. Box 460363, Aurora, Colorado 80046
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)

                              (303) 690-6787
                        --------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of March 31, 1997, 1,250,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                              INDEX
                                                         Page
                                                         Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of March 31, 1997
                 and December 31, 1996                          3

               Statements of Operations, Three Months
                 Ended March 31, 1997                           4

               Statements of Cash Flows, Three Months
                 Ended March 31, 1997                           5

               Notes to Financial Statements                    6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                       6

Part II.  Other Information                                     7

Signature                                                       7

                      MAHOGANY CAPITAL, INC.
                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS
                                         March 31      December 31
                                           1997           1996
Current Assets
 Cash                                   $       200    $    1,258
  Total Current Assets                          200         1,258

Organization costs, net of amortization         212           225

  Total Assets                          $       412    $    1,483

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                   $     1,168    $      585
  Total Current Liabilities                   1,168           585

Stockholders' Equity:
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding             -             -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          1,250,000 shares issued and
          outstanding                           125           125
     Additional paid-in capital              12,375        12,375
     Accumulated deficit                    (13,256)      (11,602)
Total Stockholders' Equity                     (756)          898

Total Liabilities and
     Stockholders' Equity               $       412    $    1,483

The accompanying notes are an integral part of the financial statements.

                      MAHOGANY CAPITAL, INC.

                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                Three Months Ended March 31, 1997

Revenues                                                 $         -

Operating Expenses:
     Professional fees                                         1,168
     Other                                                       486
       Total Operating Expenses                                1,654

Net Loss                                                  $   (1,654)

Per Share                                                 $      nil

Weighted Average Number of Shares
 Outstanding                                               1,250,000

The accompanying notes are an integral part of the financial statements.

                      MAHOGANY CAPITAL, INC.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                Three Months Ended March 31, 1997

Cash Flows Operating Activities:
     Net (loss)                                           $   (1,654)
     Amortization                                                 13
     Increase in accounts payable                                583

  Net Cash (Used in) Operating
   Activities                                                 (1,058)

Cash Flows from Investing Activities                               -

Cash Flows from Financing Activities                               -

(Decrease) in Cash                                            (1,058)

Cash, Beginning of Period                                      1,258

Cash, End of Period                                       $      200

Interest Paid                                             $        -

Income Taxes Paid                                         $        -

The accompanying notes are an integral part of the financial statements.

                      MAHOGANY CAPITAL, INC.

                  NOTES TO FINANCIAL STATEMENTS
                    March 31, 1997 (Unaudited)

(1) Condensed Financial Statements

The financial statements included herein have been prepared by Mahogany Capital, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Mahogany Capital, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1996 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Mahogany Capital, Inc. later in the year.

The management of Mahogany Capital, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

                              ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Mahogany Capital, Inc. (the "Company") was organized as a Colorado corporation on June 14, 1996, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships of sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended March 31, 1997, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 1997, the Company had no material commitments for capital expenditures.

                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         None.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MAHOGANY CAPITAL, INC.

Date:  June 4, 1997               By:/s/ Timothy J. Brasel
                                  Timothy J. Brasel
                                  President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically