Form 10QSB
period 1997-06-30
MAHOGANY CAPITAL INC
filed 1997-12-22
CIK 1022198

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

                            Yes X             No___

As of June 30, 1997, 1,250,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                              INDEX
                                                         Page
                                                         Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of June 30, 1997
                 and December 31, 1996                          3

               Statements of Operations, Six Months
                 ended June 30, 1997 and Three Months
                 ended June 30, 1997                            4

               Statements of Cash Flows, Six Months
                 ended June 30, 1997 and Three Months
                 ended June 30, 1997                            5

               Notes to Financial Statements                    6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                       6

Part II.  Other Information                                     7

Signature                                                      7

                      MAHOGANY CAPITAL, INC.

                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS

                                         June 30       December 31
                                           1997           1996
                                        -----------    -----------
Current Assets
 Cash                                   $       172    $    1,258
  Total Current Assets                          172         1,258

Organization costs, net of amortization         200           225

  Total Assets                             $    372      $  1,483


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                      $  2,508      $    585
  Total Current Liabilities                   2,508           585

Stockholders' Equity:
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding            -              -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          1,250,000 shares issued and
          outstanding                          125            125
     Additional paid-in capital             12,375         12,375
     Accumulated deficit                   (14,636)       (11,602)
Total Stockholders' Equity                  (2,136)           898

Total Liabilities and
     Stockholders' Equity                $     372      $   1,483

The accompanying notes are an integral part of the financial statements.

                      MAHOGANY CAPITAL, INC.

                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                           Six Months         Three Months
                                              Ended              Ended
                                          June 30, 1997       June 30, 1997
                                          -------------       -------------

Revenues                                    $       -           $       -
                                            ---------           ---------

Operating Expenses:
     Professional fees                          2,266               1,098
     Other                                        768                 282
                                            ---------           ---------
       Total Operating Expenses                 3,034               1,380
                                            ---------           ---------

Net Loss                                    $  (3,034)          $  (1,380)
                                            ---------           ---------
Per Share                                   $     nil           $     nil

Weighted Average Number of Shares
 Outstanding                                1,250,000           1,250,000
                                            ---------           ---------
The accompanying notes are an integral part of the financial statements.

                      MAHOGANY CAPITAL, INC.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                          Six Months          Three Months
                                             Ended               Ended
                                         June 30, 1997       June 30, 1997
                                         -------------       -------------
Cash Flows Operating Activities:
     Net (loss)                           $   (3,034)        $  (1,380)
     Amortization                                 25                12
     Increase in accounts payable              1,923             1,340
                                          ----------         ---------
  Net Cash (Used in) Operating
   Activities                                 (1,086)              (28)
                                          ----------         ---------
Cash Flows from Investing Activities               -                 -
                                          ----------         ---------
Cash Flows from Financing Activities               -                 -
                                          ----------         ---------
(Decrease) in Cash                            (1,086)              (28)

Cash, Beginning of Period                      1,258               200
                                          ----------         ---------
Cash, End of Period                       $      172               172
                                          ----------         ---------
Interest Paid                             $        -                 -
                                          ----------         ---------
Income Taxes Paid                         $        -                 -
                                          ----------         ---------

The accompanying notes are an integral part of the financial statements.

                      MAHOGANY CAPITAL, INC.

                  NOTES TO FINANCIAL STATEMENTS
                    June 30, 1997 (Unaudited)

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

The Company generated no revenues during the quarter ended June 30, 1997, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 1997, the Company had no material commitments for capital expenditures.

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

                                  MAHOGANY CAPITAL, INC.

Date:  December 17, 1997          By:/s/ Timothy J. Brasel
                                     Timothy J. Brasel
                                     President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically