Form 10QSB
period 1997-09-30
MAHOGANY CAPITAL INC
filed 1997-12-22
CIK 1022198

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                            Yes X             No___

As of September 30, 1997, 1,250,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                              INDEX
                                                            Page
                                                           Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of September 30, 1997
                 and December 31, 1996                          3

               Statements of Operations, Nine Months
                 ended September 30, 1997 and Three Months
                 ended September 30, 1997                       4

               Statements of Cash Flows, Nine Months
                 ended September 30, 1997 and Three Months
                 ended September 30, 1997                       5

               Notes to Financial Statements                    6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                       6

Part II.  Other Information                                     7

Signature                                                       7

                      MAHOGANY CAPITAL, INC.

                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS

                                        September 30   December 31
                                            1997          1996
Current Assets
 Cash                                   $       135    $    1,258
 Total Current Assets                           135         1,258

Organization costs, net of amortization         187           225

  Total Assets                          $       322    $    1,483


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                   $       441    $      585
  Total Current Liabilities                     441           585

Stockholders' Equity:
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding            -             -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          1,250,000 shares issued and
          outstanding                          125           125
     Additional paid-in capital             14,875        12,375
     Accumulated deficit                   (15,119)      (11,602)
Total Stockholders' Equity                    (119)          898

Total Liabilities and
     Stockholders' Equity               $      322    $    1,483

The accompanying notes are an integral part of the financial statements.

                      MAHOGANY CAPITAL, INC.

                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                         Nine Months         Three Months
                                             Ended              Ended
                                       September 30, 1997  September 30, 1997
                                       ------------------  ------------------
Revenues                                    $       -         $       -
                                            ---------         ---------

Operating Expenses:
     Professional fees                         2,707               441
     Other                                       810                42
                                            ---------         ---------
       Total Operating Expenses                3,517               483
                                            ---------         ---------

Net Loss                                   $  (3,517)         $   (483)
                                            ---------         ---------
Per Share                                  $     nil          $    nil

Weighted Average Number of Shares
 Outstanding                               1,250,000         1,250,000
                                           ---------         ---------
The accompanying notes are an integral part of the financial statements.

                      MAHOGANY CAPITAL, INC.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                          Nine Months        Three Months
                                             Ended              Ended
                                       September 30, 1997  September 30, 1997
                                       ------------------  ------------------
Cash Flows Operating Activities:
     Net (loss)                         $   (3,517)        $    (483)
     Amortization                               38                13
     Increase in accounts payable             (144)           (2,067)
                                        ----------         ---------
  Net Cash (Used in) Operating
   Activities                               (3,623)           (2,537)
                                          ----------         ---------
Cash Flows from Investing Activities             -                 -
                                          ----------         ---------
Cash Flows from Financing Activities
      Increase in additional
      paid-in capital                         2,500             2,500
                                          ----------         ---------
  Net Cash Provided by Financing
      Activities                              2,500             2,500

(Decrease) in Cash                           (1,123)              (37)

Cash, Beginning of Period                     1,258               172
                                          ----------         ---------
Cash, End of Period                       $     135               135
                                          ----------         ---------
Interest Paid                             $       -                 -
                                          ----------         ---------
Income Taxes Paid                         $       -                 -
                                          ----------         ---------

The accompanying notes are an integral part of the financial statements.

                      MAHOGANY CAPITAL, INC.

                  NOTES TO FINANCIAL STATEMENTS
                  September 30, 1997 (Unaudited)

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

The Company generated no revenues during the quarter ended September 30, 1997, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1997, the Company had no material commitments for capital expenditures.

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