Form 10QSB
period 1997-12-31
PONTOTOC PRODUCTION INC
filed 1998-02-23
CIK 1022198

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                       Commission File Number:  0-21313

                           PONTOTOC PRODUCTION,INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                        84-1349552
----------------------------                 -------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                     808 East Main, Ada, Oklahoma 74820
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)

                              (580) 436-6100
                        --------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of December 31, 1997, 3,750,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                              INDEX
                                                                      Page
                                                                     Number
Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of December 31, 1997
              and March 31, 1997 . . . . . . . . . . . . . . . . . .    3

              Statements of Earnings, Nine Months
              ended December 31, 1997 and 1996 . . . . . . . . . . .    4

              Statements of Earnings, Three Months
              ended December 31, 1997 and 1996 . . . . . . . . . . .    5

              Statements of Cash Flows, Nine Months
              ended December 31, 1997 and 1996 . . . . . . . . . . .    6

              Notes to Financial Statements  . . . . . . . . . . . .    7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations . . . . . . . . . . . . . . . . . . . . . .    8

Part II.  Other Information. . . . . . . . . . . . . . . . . . . . .    10

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

                         PONTOTOC PRODUCTION, INC.
                              BALANCE SHEETS

               ASSETS                         December 31,   March 31,
                                                 1997          1997
                                              (Unaudited)    (Audited)
                                              -----------   ----------
CURRENT ASSETS
     Cash and cash equivalents                $  122,045    $   87,499
     Trading securities                            4,339         4,500
     Accounts receivable, net                    394,325       312,963
     Other                                        37,770         6,306
                                              ----------    ----------
          Total current assets                   558,479       411,268

PROPERTY AND EQUIPMENT-AT COST, net              132,974       163,091

OIL AND GAS PROPERTIES-AT COST, net,
      using the full cost method               1,769,201     1,181,414

OTHER                                              4,900         3,250
                                              ----------    ----------
                                              $2,465,554    $1,759,023
                                              ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                         $  100,384    $  107,981
     Accrued and other current liabilities        28,115        24,000
     Income taxes payable                         20,462        17,688
     Deferred income payable                      91,614        57,685
     Current portion of long-term debt            45,791       107,809
                                              ----------    ----------
          Total current liabilities              286,366       315,163

LONG-TERM DEBT, less current maturities          528,175       314,994

DEFERRED INCOME TAXES                            390,566       252,551

COMMITMENTS AND CONTINGENCIES                         -             -

STOCKHOLDERS' EQUITY
     Common stock - $.0001 par value;
          authorized 100,000,000 shares;
          issued and outstanding, 3,750,000
          shares                                     375           375
     Additional paid-in capital                  108,924       108,924
     Retained earnings                         1,151,148       767,016
                                              ----------    ----------
                                               1,260,447       876,315
                                              ----------    ----------
                                              $2,465,554    $1,759,023
                                              ==========    ==========

                         PONTOTOC PRODUCTION, INC.
                     STATEMENT OF EARNINGS - UNAUDITED

                                                     For the nine months ended
                                                            December 31,
                                                          1997       1996
Operating revenues                                    -----------  ---------
     Oil and gas sales                                $ 1,223,607  $ 605,826
     Well supervision fees and
          overhead reimbursements                          85,022    101,297
     Other                                                 13,433     14,427
                                                      -----------  ---------
                                                        1,322,062    721,550
Operating costs and expenses
     Production                                           456,333    135,780
     Depreciation, depletion, and amortization             82,137     40,955
     General, administration, and other                   194,611     91,089
                                                      -----------  ---------
                                                          733,081    267,824
                                                      -----------  ---------
          Earnings from operations                        588,981    453,726

Other income (loss)                                        28,597     15,832
Interest expense                                          (35,559)   (14,923)
                                                      -----------  ---------
          Earnings before income taxes                    582,019    454,635

Provision for income taxes                                197,886    144,144
                                                      -----------  ---------
                                                      $   384,133  $ 310,491
                                                      ===========  =========
Net Income Per Share                                  $       .10  $     .08
                                                      ===========  =========
Weighted average common shares outstanding              3,750,000  3,750,000
                                                      ===========  =========

                         PONTOTOC PRODUCTION, INC.
                     STATEMENT OF EARNINGS - UNAUDITED

                                                   For the three months ended
                                                           December 31,
                                                          1997       1996
                                                       ---------  ---------
Operating revenues
     Oil and gas sales                                 $ 363,133  $ 257,233
     Well supervision fees and
          overhead reimbursements                         45,742     35,816
     Other                                                 4,041      6,093
                                                       ---------  ---------
                                                         412,916    299,142
Operating costs and expenses
     Production                                           52,259      8,427
     Depreciation, depletion, and amortization            31,078     19,102
     General, administration, and other                   68,277     14,429
                                                       ---------  ---------
                                                         151,614     41,958
                                                       ---------  ---------
          Earnings from operations                       261,302    257,184

Other income (loss)                                       22,808     (2,950)
Interest expense                                         (13,763)   (10,441)
                                                       ---------  ---------
          Earnings before income taxes                   270,347    243,793

Provision for income taxes                                80,997     76,005
                                                       ---------  ---------
                                                       $ 189,350  $ 167,788
                                                       =========  =========
Net Income Per Share                                   $     .05  $     .04
                                                       =========  =========
Weighted average common shares outstanding             3,750,000  3,750,000

                          PONTOTOC PRODUCTION, INC.
                    STATEMENTS OF CASH FLOWS-UNAUDITED
                       Nine months ended December 31,

                                                       1997       1996
                                                     ---------  ---------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings                                       $ 384,133  $ 310,491
  Adjustments to reconcile net earnings to
  net cash provided by operating activities
    Depreciation, depletion, and amortization           82,137     40,955
    Deferred income taxes                               80,330    122,721
    Gain on sale of property and equipment              28,597     16,232
    Change in assets and liabilities
            (Increase) decrease in
                   Trading securities                      161     (4,500)
                   Accounts receivable, net            (81,362)  (196,429)
                   Other current assets                (31,464)    12,883
                   Other assets                         (1,650)         -
               Increase (decrease) in
                   Accounts payable                     (7,597)    34,478
                   Accrued and other
                        current liabilities             38,044      1,862
                   Income taxes payable                  2,774    (32,680)
                                                     ---------  ---------
     Net cash provided by operating activities         494,103    306,013

Cash flows from investing activities
  Purchase of property and equipment                   (43,135)  (159,063)
  Proceeds on sales of property and equipment           58,285     58,510
  Oil and gas property dispositions                     10,000      3,962
  Oil and gas property addition                       (635,870)  (533,868)
                                                     ---------  ---------
     Net cash provided by (used in)
     investing activities                             (610,720)  (630,459)

Cash flows from financing activities
  Long-term borrowings                                 440,100    570,226
  Repayment of borrowings                             (288,937)  (200,708)
                                                     ---------  ---------
     Net cash provided by (used in)
     financing activities                              151,163    369,518
                                                     ---------  ---------
     NET INCREASE IN CASH AND CASH EQUIVALENTS          34,546     45,072

Cash and cash equivalents at beginning of period        87,499     23,055
                                                     ---------  ---------
Cash and cash equivalents at end of period           $ 122,045  $  68,127
                                                     =========  =========
Supplemental Cash Flow Information
Cash paid during the period for:
     Interest                                        $  35,559  $  14,923
                                                     =========  =========
     Income taxes                                        5,480      4,702
                                                     =========  =========

                    PONTOTOC PRODUCTION, INC.
            NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                    DECEMBER 31, 1997 AND 1996

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The major operations of Pontotoc Production, Inc. (the "Company") consist of exploration, production, and sale of crude oil and natural gas in the United States with an area of concentration in shallow reserves in the vicinity of Pontotoc County, Oklahoma. Other business segments are not a significant factor in the Company's operation.

The interim financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Pontotoc Production, Inc. as of December 31, 1997 and 1996, and the results of operations and cash flows for the nine month periods ended December 31, 1997 and 1996 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 1997 and 1996 audited financial statements.

NOTE B - ACQUISITION OF OIL AND GAS PROPERTY

During the quarter ended December 31, 1997, the Company purchased 100% working interest in a producing oil and gas lease located in Okmulgee, Oklahoma, consisting of 600 acres. This lease is currently producing 12 barrels of oil a day and 90 mcf of gas per day, workover is scheduled for early 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF THE CONSOLIDATED STATEMENTS OF OPERATIONS

RESULTS OF OPERATIONS - 3 MONTHS ENDED DECEMBER 31, 1997

Operating revenues increased $105,900 (41%) from the third quarter of fiscal year 1996 due to increased oil production from acquisitions and development of oil properties. Oil prices were lower for the quarter ending December 31, 1997 as compared to the quarter ending December 31, 1996 with average oil prices of $19.61 per barrel and $24.28 per barrel respectively.

Production costs increased $43,832 (520%) due to increased workover and recompletion expenses.

Depreciation, depletion and amortization increased $11,976 (63%) as compared to the same quarter during the prior year due to the addition of oil and gas properties.

General and administrative costs increased $53,848 (373%) due primarily to increased accounting, engineering and legal costs associated with acquisitions.

RESULTS OF OPERATIONS - 9 MONTHS ENDED DECEMBER 31, 1997

Operating revenues increased $617,781 (101%) from the same period in the prior year due primarily to acquisitions and recompletions.

Production costs increased $320,553 (236%) due to development of oil and gas properties.

Depreciation, depletion and amortization costs rose $41,182 (101%) as compared to the same period during the prior year due to addition of oil and gas properties.

General and administrative costs increased $103,522 (114%) due to increased accounting, engineering and legal costs associated with property acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $272,113 at December 31, 1997, as compared to $96,105 at March 31, 1997. The increase in working capital is primarily due to the net earnings during the period.

During the nine months ended December 31, 1997, cash generated by operating activities was $494,103 compared to cash generated of $306,013 for the nine months ended December 31, 1996. The increase in the amount of cash generated was primarily due to the $73,642 increase in net earnings, an increase in depreciation, depletion and amortization of $41,182, and a $115,067 reduction in accounts receivable. These increases were partially offset by an increase in other current assets and a decrease in accounts payable.

Cash flows from investing activities during the nine months ended December 31, 1997, were $(610,720) compared to $(630,000) for the comparable period of 1996. The Company paid $635,870 toward the purchase of oil and gas properties during the nine months ended December 31, 1997, compared to $533,868 during the comparable period of 1996.

Cash flows from financing activities during the nine months ended December 31, 1997, were $151,163 compared to $369,518 during the comparable period of 1996. The Company borrowed a total of $440,100 during the nine months ended December 31, 1997, and repaid $288,937 toward its loans.

The Company does not have any material commitments for capital expenditures as of the filing of this Report.

                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.

     On December 10, 1997, the Company issued 3,165,000 shares of its common stock to the shareholders of Pontotoc Production Company, Inc. ("PPCI") in connection with the acquisition of 100% of the outstanding shares of PPCI. With respect to this transaction, the Company relied on Section 4(2) of the Act. Each PPCI shareholder was provided with information on the Company and each PPCI shareholder signed a Letter of Acceptance in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer orders were issued to the transfer agent.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders

     All of the Company's shareholders executed consent minutes dated November 12, 1997, approving a change in the Company's name to Pontotoc Production, Inc., and approving the 1997 Stock Option Plan.

Item 5.  Other Information

     The Agreement to Purchase oil and gas properties from Bill Cantrell which was disclosed in the Company's Form 8-K dated December 10, 1997, was terminated.

Item 6.  Exhibits and Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated December 10, 1997, which reported on Items 1, 2,7 and 8.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PONTOTOC PRODUCTION, INC.

Date:  February 23, 1998            By:/s/ James Robby Robson, Jr.
                                           James Robby Robson, Jr.
                                           President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically