Form 10KSB
period 1998-03-31
PONTOTOC PRODUCTION INC
filed 1998-06-29
CIK 1022198

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 1998

                      Commission file number: 0-21313


                            PONTOTOC PRODUCTION, INC.
                ---------------------------------------------
                (Name of small business issuer in its Charter)



           Nevada                                          84-1349552
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                       808 East Main, Ada, Oklahoma 74820
         -----------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (580) 436-6100
                          --------------------------
                          (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock, $.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.     Yes [X]
No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $1,839,483.

As of June 22, 1998, 3,807,164 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $5,200,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): Yes __   No X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     Pontotoc Production, Inc. (the "Company") was incorporated under the laws of the State of Nevada on July 1, 1996, under the name Mahogany Capital, Inc. for the purpose of completing a merger or acquisition with a private entity.

     In September 1996, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB, wherein it registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "34 Act"). As a result, the Company became a fully reporting company under the 34 Act.

     On December 10, 1997, the Company completed a reverse acquisition of 100% of the outstanding common stock of Pontotoc Production Company, Inc., a Texas corporation ("PPCI") in exchange for 3,165,000 shares of the Company's Common Stock which resulted in the shareholders of PPCI acquiring approximately 84.4% of the shares outstanding in the Company. In connection with the closing of this transaction, several shareholders submitted for cancellation a total of 665,000 shares of common stock. As a result, after the acquisition of PPCI there were a total of 3,750,000 shares outstanding.

     On December 12, 1997, the Company's shareholders approved a proposal to change the Company's name to Pontotoc Production, Inc.

     Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its wholly-owned subsidiary, PPCI. PPCI was incorporated in Texas on January 21, 1985.

DESCRIPTION OF BUSINESS

     GENERAL

     The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas. The Company focuses on low risk, shallow oil and gas properties in the State of Oklahoma. For the last several years, the Company has been the most active driller of new wells in south-central Oklahoma. Since its inception in 1985, the Company's subsidiary has drilled in excess of 85 wells. Through drilling and acquisition, the Company's estimated proved reserves have reached 1,526,072 barrels of oil and 478,371 mcf of gas with a present value of approximately $7,190,048 as of March 31, 1998.

OIL AND GAS OPERATIONS

     The Company's operations are conducted in the State of Oklahoma where the Company owns producing and non-producing property interests in eight counties. The Company's staff oversees the operations of existing properties, evaluates property acquisition opportunities and drilling prospects, and oversees drilling and completion of new wells. Operations are concentrated on shallow to medium depth properties generally ranging from 1,500 to 5,000 feet. The funds necessary for acquisition, exploration and development of properties are generated through cash flow and bank debt.

     The Company acts as "operator" of 105 wells pursuant to standard industry Operating Agreements.

MARKETS AND CUSTOMERS

     Marketing of the Company's oil and gas production is influenced by many factors which are beyond the Company's control and the exact effect of which cannot be accurately predicted. These factors include changes in supply and demand, changes in market prices, regulatory changes, and actions of major foreign producers.

     The Company sells its oil production to Sun Oil Co. (SUNOCO) at the
monthly New York Mercantile Exchange average less $.33.   Crude oil and
condensate production are readily marketable. Crude oil is cost efficiently transportable from production centers to demand centers and is, therefore, subject to world-wide supply and demand. Oil prices are primarily dependent upon available oil supplies which can vary significantly depending on production and pricing policies of OPEC and other major producing countries and on significant events in major producing regions such as the Persian Gulf War in 1991.

     Deregulation of natural gas pricing and transportation have resulted in far-reaching and fundamental changes in the producing, transportation and marketing segments of the natural gas industry. Gas price decontrol and the advent of an active spot market for natural gas have resulted in prices received by the Company being subject to significant fluctuations. Prices tend to rise in peak demand periods such as fall and winter and to decline during lower demand periods. The Company presently sells most of its gas through short-term contracts with terms of one year or less which are designed to obtain the best available prices and deliverabilities. Virtually all of the Company's gas contracts provide for prices based on monthly spot prices for the applicable market area. These prices are reduced ("netted") by the costs of gathering and transporting the gas.

     The Company periodically hedges the price of a portion of its crude oil production by forward selling in the futures markets.

COMPETITION AND REGULATION

     The oil and gas industry is intensely competitive. The Company competes with larger more well established oil and gas companies including, on occasion, major companies. The significant areas of competition are in acquiring oil and gas reserves, acquiring leases for drilling or development, and selling natural gas. The primary competitive factors for acquisitions are the price the Company is willing to pay and the financial resources readily available to the Company to fund acquisitions. The primary factors which affect the Company's ability to sell its natural gas include proximity to markets, proximity to and capacity of natural gas pipelines and transportation and processing facilities, and quantities of gas which can be aggregated for sale. Although both oil and gas are generally readily saleable at market prices, they compete for market share with each other and with other energy sources such as coal and nuclear power.

     Oil and gas drilling and production operations are regulated by various Federal, state and local agencies. These agencies issue binding rules and regulations which increase the Company's cost of doing business and which carry penalties, often substantial, for failure to comply. It is anticipated that the aggregate burden on the Company of Federal, state and local regulation will continue to increase particularly in the area of rapidly changing environmental laws and regulations. The Company believes that its present operations substantially comply with applicable regulations. To date, such regulations have not had a material effect on the Company's operations, or the costs thereof. There are no known environmental or other regulatory matters related to the Company's operations which are reasonably expected to result in material liability to the Company. The Company does not believe that capital expenditures related to environmental control facilities or other regulatory matters will be material in fiscal 1998.

     No prediction can be made as to what legislation or regulations may be enacted or what additional legislation or regulations may be proposed.

     EMPLOYEES

     The Company currently has 12 employees. The Company is not subject to any collective bargaining agreement and believes that its relationship with its employees are good.

     RISK FACTORS

     Shareholders and investors in shares of the Company's Common Stock should consider the following Risk Factors, in addition to other information in this Report.

     1. SUCCESS DEPENDENT ON MANAGEMENT. Success of the Company depends on the active participation of James "Robby" Robson, Jr., the Company's President. The Company does not have an employment agreement with Mr. Robson and the Company has no "key man" life insurance on Mr. Robson. The loss of the services of Mr. Robson would adversely affect the Company's business.

     2. COMPETITION. The Company is in an industry characterized by intense competition. As a result of the Company's small size, the Company is not a significant factor in the oil and gas exploration and drilling industry. Many of the Company's competitors are well established, have been in existence for significantly longer periods of time than the Company, have financial, marketing, and other personnel as well as other resources substantially greater than the Company. (See "COMPETITION AND REGULATION.")

     3. DECLINE IN PRICE OF OIL. The price of crude oil fell more than 34% between December 1997 and June 1998, with the average price per barrel of oil falling to less than $12.00. Although crude oil prices have improved somewhat, there can be no assurance that such prices will return to past levels or will not drop further.

     4.  TITLE TO FUTURE ACQUIRED PROPERTIES.   Any interests which the
Company may acquire in undeveloped and non-producing acreage may be in the form of direct interests in leases, options, or permits with respect to such acreage. While the Company will attempt to acquire satisfactory title to such oil and gas properties, title opinions may not be obtained prior to the time of acquisition, with the attendant risk that some titles may be defective. Under such circumstances, future expenditures may be incurred by the Company for title work or some leasehold properties may be abandoned. In addition, such leasehold interests may be subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, minor encumbrances, easements and restrictions, any of which may subject the Company to future undetermined expenses.

     5. SPECULATIVE NATURE OF OIL AND GAS EXPLORATION. Oil and gas exploration is highly speculative in nature, involves many risks, and frequently results in unproductive properties. These risks are significantly higher for exploratory wells. Therefore, there can be no assurance that the oil and gas exploration and/or development activities of the Company will be successful, or that any future production will be profitable.

     6. OPERATING HAZARDS AND UNINSURED RISKS. Operations will be subject to all of the risks normally incident to exploration for and production of oil and gas, including blowouts, explosions and fires, seepage, and pollution, each of which could result in damage to or destruction of oil and gas wells or producing facilities, damage to life and property, environmental damage and possible legal liability for any or all of such damages.

     7. COMPETITION FOR SUITABLE PROPERTIES. There exists substantial competition in the market for properties suitable for oil and gas exploration. Established companies may have an advantage over the Company because of substantially greater resources in terms of number of personnel, finances and access to technical data to devote to the acquisition of properties. There can be no assurance that properties can be obtained or that exploratory work on any properties acquired in the future will result in commercially producible reserves, or that any additional properties can be acquired economically.

     8. GOVERNMENTAL REGULATION AND ENVIRONMENTAL CONTROLS. Activities of the Company are subject to extensive federal, state and local laws and regulations controlling not only the exploration for oil and gas, but also the possible effects of such activities upon the environment. Existing as well as future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of properties, the extent of which cannot be predicted.

     9. CONTROL BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS. Management and principal shareholders beneficially own over 68% of the outstanding Common Stock. (See Item 11.)

    10. NO ASSURANCE OF TRADING MARKET FOR COMMON STOCK. The Company's Common Stock commenced trading in the over-the-counter market during February 1998. There has been only limited trading in the Company's Common Stock, and there can be no assurance that the trading volume will increase. Any trading is expected to be conducted in the over-the-counter market. Only six market makers are currently making quotations on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. An investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of the Common Stock.

     11. DIFFICULTY OF TRADING "PENNY STOCKS." The Company's securities are subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers (as defined in the rule) and accredited investors (generally, institutions and, for individuals, an investor with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with such investor's spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the purchase. Consequently, the rule may restrict the ability of broker-dealers to sell the securities and may affect the ability of shareholders to sell their Common Stock in the secondary market.

     12. GENERIC PREFERRED STOCK AUTHORIZED. The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of Preferred Stock, the terms, preferences, rights and restrictions of which may be established by its Board of Directors. Other companies on occasion have issued series of such preferred stock with terms, rights, preferences and restrictions that could be considered to discourage other persons from attempting to acquire control of such companies and thereby insulate incumbent management. It is possible the Company could issue shares of its Preferred Stock for such a purpose. In certain circumstances, the existence of corporate devices which would inhibit or discourage takeover attempts could have a depressant effect on the market value of the stock of a company. The Board of Directors has no current plans to issue any shares of Preferred Stock. (See "DESCRIPTION OF SECURITIES.")

     13. NO DIVIDENDS. The Company has paid no dividends on its Common Stock since incorporation. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future and intends to devote any earnings to the development of the Company's business.

     14. COMMON STOCK ELIGIBLE FOR RESALE. Of the 3,807,164 shares of Common Stock presently outstanding, approximately 3,482,753 shares are "restricted securities" and under certain circumstances may be sold in compliance with
Rule 144 adopted under the Securities Act of 1933, as amended.   Approximately
317,753 shares of Common Stock are currently eligible for resale under Rule
144. The remaining 3,165,000 shares will be eligible for resale beginning in December 1998 under Rule 144 as currently in effect. Future sales of such shares will in all likelihood depress the market price of the Company's Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

     GENERAL

     During the year ended March 31, 1998, the Company drilled seven wells owning an average of 95% interest in each. Seven wells have been successfully completed. In addition, the Company installed a waterflood in south central Oklahoma which is in the initial stages of responding. Peak production is expected in 18 to 20 months. The Company also expanded its producing property by purchasing 100% interest in 20 wells located in Okmulgee and Creek County, Oklahoma. Capital expenditures for oil and gas activities totaled $694,903 in the year ended March 31, 1998.

     During the year ended March 31, 1997, the Company drilled and made new zone completions on fourteen wells of which twelve were successful oil wells. One was made into an injection well and one was a dry hole. The Company also purchased additional interests in twenty-five wells it operated and of which it was a majority interest owner. Capital expenditures for oil and gas activities totaled $842,928 in the year ended March 31, 1997.

     During the year ended March 31, 1996, the Company drilled and made new zone completions on eighteen wells in Pontotoc County, Oklahoma of which all eighteen wells were successful. Total expenditures for oil and gas activities was $1,255,626 the year ended March 31, 1996.

     At March 31, 1998, the value of the Company's estimated reserves were represented by 47 properties located in four Oklahoma counties.

     ESTIMATED PROVED OIL AND GAS RESERVES AND FUTURE NET REVENUES

     In March 1998, Fletcher Lewis Engineering, an independent petroleum engineering firm, estimated proved reserves for the Company's properties which represented 81% of the total estimated future value of estimated reserves.
Remaining reserves were estimated to represent 19%.   At March 31, 1998, oil
represented 81% and natural gas represented 19% of total reserves denominated in equivalent barrels using a six Mcf of gas to one barrel of oil conversion ratio.

     The following table sets forth, as of March 31, 1998, information regarding the Company's proved reserves. The average price used to calculate estimated future net revenues was $16.50 per barrel held constant for oil and $2.21 per Mcf for gas as of March 31, 1998. Amounts do not include estimates of future Federal and state income taxes.

                                                         ESTIMATED FUTURE
                       NET OIL   NET GAS      FUTURE       NET REVENUES
                        (BBLS)    (MCF)    NET REVENUES   DISCOUNTED AT 10%
                       -------   -------   ------------   -----------------
Proved Developed
  Producing             612,713   356,772   $ 6,691,105      $ 4,783,638
Behind-Pipe             353,421   121,599     4,919,498        2,657,622
Proved Undeveloped      559,938         0     7,095,953        3,316,252
                      ---------   -------   -----------      -----------

     Total            1,526,072   478,371   $18,706,556      $10,757,512

     PRODUCTION, AVERAGE SALES PRICES AND AVERAGE PRODUCTION COSTS

     The Company's net production quantities and average sales price per unit for the indicated years are set forth below.

                YEAR ENDED           YEAR ENDED          YEAR ENDED
              MARCH 31, 1998       MARCH 31, 1997      MARCH 31, 1996
             ---------------      ----------------    ---------------
PRODUCT      VOLUME    PRICE      VOLUME    PRICE     VOLUME    PRICE
-------      ------    ------     ------    ------    ------    ------

Gas (Mcf)    47,077    $ 1.74     45,660    $ 1.96    34,200    $ 2.04
Oil (bbls)   84,870    $19.45     47,007    $21.91    24,545    $17.45

     Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcfs to barrels) were $5.49, $6.83 and $5.28 per barrel in the years ended March 31, 1998, 1997 and 1996, respectively.

     PRODUCTIVE WELLS AND DEVELOPED ACREAGE

     Developed acreage at March 31, 1998, totaled 3,800 net and 4,400 gross acres. At March 31, 1998, the Company owned working interests in 78.85 net (95 gross) oil wells and 8.3 net (10 gross) gas wells. In addition, the Company owned royalty and production payment interests in approximately 25 oil and gas wells.

     UNDEVELOPED ACREAGE

     As of March 31, 1998, the Company had no undeveloped acreage. It does have undrilled acreage held by production.

     DRILLING AND NEW ZONE RECOMPLETIONS

     The following tables set forth the number of gross and net oil and gas wells in which the Company has participated in drilling or new zone recompletions and the results thereof for the periods indicated.

                                GROSS WELLS

                                  EXPLORATORY           DEVELOPMENT
YEAR ENDED     TOTAL GROSS    -------------------    -----------------
 MARCH 31,       WELLS        OIL     GAS     DRY    OIL    GAS    DRY
-----------    -----------    ---     ---     ---    ---    ---    ---
  1998             7           0       0       0       7     0       0
  1997            14           0       0       0      12     0       2
  1996            18           0       0       0      16     2       0
1985-1995         50           3       1       6      30     5       5
                  --           -       -       -      --     -       -
                  89           3       1       6      65     7       7

                                 NET WELLS

                                  EXPLORATORY            DEVELOPMENT
YEAR ENDED     TOTAL NET      -------------------     -----------------
 MARCH 31,       WELLS        OIL     GAS     DRY     OIL     GAS    DRY
-----------    ----------     ---     ---     ---     ---     ---    ---
  1998            5.80        0       0       0      5.80    0      0
  1997           11.60        0       0       0      9.96    0      1.66
  1996           14.94        0       0       0      13.28   1.66   0
1985-1995        41.50        2.49    0.83    3.32   26.56   4.15   4.15
                 -----        ----    ----    ----   -----   ----   ----
                 73.84        2.49    0.83    3.32   55.60   5.81   5.81

PRESENT ACTIVITIES

     On December 9, 1997, the Company signed an agreement to purchase certain oil and gas properties from Bill G. Cantrell and American Energy, Inc. ("Cantrell"), and on April 1, 1998, the agreement was amended. The agreement, as amended, provides that on or before July 9, 1998, the Company will purchase from Cantrell certain producing oil and gas properties in exchange for a total of $2,750,000 in cash and 402,360 shares of the Company's Common Stock. The Company paid $50,000 of the cash and issued 20,000 shares of Common Stock on the signing of the amendment. The agreement also provides that if the average oil and gas equivalent production is less than 290 barrels per day during the 15 days prior to closing, the purchase price will be reduced proportionately. Mr. Cantrell will be added to the Company's Board of Directors on the closing of this transaction.

OFFICE LEASE

     The Company currently leases approximately 4,500 square feet of office space for its offices at 808 East Main, Ada, Oklahoma 74820. The space is based on a month-to-month basis at a cost of $1,000 per month from an entity which is partially owned by the families of Todd Robson and James Robson, Sr. The Company believes that these offices are suitable and adequate to meet its present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings in which the Company is a party, and the Company is not aware of any threatened legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock trades in the over-the-counter market, under the symbol "PNTU". Trading commenced during February 1998. The following table sets forth the high and low bid prices for the Company's Common Stock for the periods indicated as reported by the OTC Bulletin Board. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

             QUARTER ENDED                 HIGH BID     LOW BID
             -------------                 --------     -------
     February 24, 1998 through
      March 31, 1998                        $2.25       $2.125
     April 1, 1998 through June 25,
      1998                                  $4.50       $2.1875

     (b) HOLDERS. As of June 22, 1998, the Company had 55 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d)  RECENT SALES OF UNREGISTERED SECURITIES.  None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     RESULTS OF OPERATIONS

     This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events of circumstances after the date hereof or to reflect the occurrence of unanticipated events. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth under "RISK FACTORS" in Item 1.

     YEAR ENDED MARCH 31, 1998 COMPARED TO THE YEAR ENDED MARCH 31, 1997

     Operating revenues for the year ended March 31, 1998, increased $623,382 (51%) from the prior year due primarily to acquisitions and re-completions.

     Production costs for the year ended March 31, 1998, increased $410,831 (110%) due to development of oil and gas properties and higher production taxes due to increased production.

     Depreciation, depletion and amortization costs for the year ended March 31, 1998, rose $75,618 (95%) as compared to the prior year due to the addition of equipment and oil and gas properties. General and administrative costs increased $141,442 (64%) due to increased accounting, engineering and legal costs associated with property acquisitions.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital was $210,221 at March 31, 1998, as compared to $96,105 at March 31, 1997. The increase in working capital is primarily due to the net income for the year.

     During the year ended March 31, 1998, cash generated by operating activities was $641,487 compared to cash generated of $423,004 for the year ended March 31, 1997. The increase in the amount of cash generated was primarily due to the $13,927 increase in net earnings, an increase in depreciation, depletion and amortization of $75,618, and a $183,472 reduction in accounts receivable. These increases were partially offset by a decrease in accounts payable and a decrease in deferred income taxes.

     Cash used in investing activities during the year ended March 31, 1998 was $(687,073) compared to $(661,301) for the prior year. The Company paid $678,606 toward the purchase of oil and gas properties during the year ended March 31, 1998.

     Cash provided by financing activities during the year ended March 31, 1998, was $47,419 compared to $302,741 during the prior year. The Company borrowed a total of $938,033 during the year and repaid $890,614 towards its loans.

     The Company does not have any material commitments for capital expenditures as of the filing of this Report except that the Company plans to close on the acquisition of certain oil and gas properties from Bill Cantrell on July 1, 1998. The purchase price is $2,750,000 in cash and 402,360 shares of the Company's Common Stock. The Company is currently conducting a private placement of Common Stock and Warrants with a $650,000 minimum and a $1,950,000 maximum. The Company intends to use the proceeds from this offering and the Company's line of credit to finance the acquisition. The Company has a $3,000,000 line of credit with an in-state bank, and as of March 31, 1998, the available credit was approximately $2,531,377. Interest on the line of credit is New York prime and the loan is secured by certain of the Company's oil and gas properties.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-15 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

          NAME               AGE    POSITIONS HELD AND TENURE
          ----               ---    -------------------------

James "Robby" Robson, Jr.    39     President, Chief Executive Officer and

                                    Director

Todd Robson                  35     Vice President, Secretary, Treasurer
                                    and Director

James Robson, Sr.            59     Vice President and Director

Brian K. Gourley             36     Director

     There is no family relationship between any Director or Executive Officer of the Company except that James Robby Robson, Jr. and Todd Robson are brothers and their father is James Robson, Sr.

     The Company presently has no committees.

     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     JAMES "ROBBY" ROBSON, JR. - President, Chief Executive Officer and Director. Mr. Robson has served as the President, Chief Executive Officer and a Director of the Company since December 1997, and has held these same positions with Pontotoc Production Company, Inc., the Company's wholly-owned subsidiary, since January 1987. From January 1985 through January 1987, he worked as a consultant for Pontotoc Production Company, Inc. From April 1982 until January 1985, he served as the President of Robco Oil Co. From August 1981 until March 1982 he served as Vice President of Marketing for Daner Oil Co., Inc. From March 1981 until August 1981, he was a free agent running back with the Pittsburgh Steelers. Mr. Robson attended Youngstown State University from 1977 until 1981.

     TODD ROBSON - Vice President, Secretary, Treasurer and Director. Mr. Robson has served as Vice President, Secretary and a Director of the Company since December 1997, and has held these same positions with Pontotoc Production Company, Inc., the Company's wholly-owned subsidiary, since January 1987. From January 1985 until January 1987, he served as President and a Director of Pontotoc Production Company, Inc. From January 1983 until January 1985, he was Vice President of Marketing for Robco Oil Co., Inc.

     JAMES ROBSON, SR. - Vice President and Director. Mr Robson has served as Vice President and Director of the Company since December 1997, and has held these same positions with Pontotoc Production Company, Inc., the Company's
wholly-owned subsidiary, since January 1985.   From April 1982 until January
1985, he served as Vice President of Operations for Robco Oil Co., Inc.

     BRIAN K. GOURLEY - Director. Mr. Gourley has served as a Director of the Company since January 1998. He has served as Chief Operating Officer and a Partner of BetterBody Company, Ada, Oklahoma, a company engaged in orthopedic manufacturing, since January 1998. From April 1989 until January 1997, he served as Vice President of Operations and a Partner of Look, Inc., a company engaged in manufacturing medical eye implant devices. From April 1986 until April 1989, he was the Production Engineering Manager and Chief Engineer of Electrovert USA Corp.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer whose total annual salary and bonus exceeded $100,000 for the year ended March 31, 1998 and 1997:

                                  SUMMARY COMPENSATION TABLE

                                                           LONG-TERM
COMPENSATION

-----------------------------------
                           ANNUAL COMPENSATION               AWARDS
PAYOUTS
                          -----------------------  --------------------------
-------
                                                            SECURI-
                                                             TIES
                                                            UNDERLY-
                                           OTHER     RE-      ING
ALL
                                           ANNUAL  STRICTED OPTIONS/
OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP
COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS
SATION
------------------  ----  -------  -----   ------  -------- --------  -------
------
James "Robby"       1998  $84,000    --    $4,806     --       --        --
 --
 Robson, Jr.,                              <FN1>
 President          1997  $48,600    --    $4,118     --       --        --
 --
                                           <FN1>
________________

<FN1>  Represents dues paid to Oak Hill Country Club.

                    AGGREGATED OPTION EXERCISES IN YEAR ENDED
                 MARCH 31, 1998 AND MARCH 31, 1998 OPTION VALUES

                                         SECURITIES UNDER-   VALUE OF UNEXER-
                    SHARES              LYING UNEXERCISED     CISED IN-THE
                   ACQUIRED                   OPTIONS         MONEY OPTIONS/
                      ON                   AT 3/31/98          AT 3/31/98
                   EXERCISE     VALUE      EXERCISABLE/       EXERCISABLE/
   NAME            (NUMBER)    REALIZED   UNEXERCISABLE       UNEXERCISABLE
   ----            --------    --------  ----------------   -----------------
James "Robby"
 Robson, Jr.          -0-       $ -0-          0 / 0              0 / 0

                         OPTIONS GRANTS IN LAST FISCAL YEAR
                                 Individual Grants

                    NUMBER OF       % OF TOTAL
                    SECURITIES       OPTIONS
                    UNDERLYING      GRANTED TO     EXERCISE OR
                     OPTIONS       EMPLOYEES IN    BASE PRICE     EXPIRATION
      NAME          GRANTED(#)      FISCAL YEAR      ($/SH)          DATE
      ----         ------------    ------------    -----------    ----------

James "Robby"          -0-              --             --             --
 Robson, Jr.

STOCK OPTION PLAN

     During November 1997, the Board of Directors adopted a Stock Option Plan (the "Plan"), and on November 12, 1997, the Corporation's shareholders approved the Plan. The Plan authorizes the issuance of options to purchase up to 2,000,000 shares of the Company's Common Stock.

     The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of the Company. The Board has the power to determine at the time that the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions are determined by the Board at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

     Since all options granted under the Plan must have an exercise price no less than the fair market value on the date of grant, the Company will not record any expense upon the grant of options, regardless of whether or not they are incentive stock options. Generally, there will be no federal income tax consequences to the Company in connection with Incentive Stock Options granted under the Plan. With regard to options that are not Incentive Stock Options, the Company will ordinarily be entitled to deductions for income tax purposes of the amount that option holders report as ordinary income upon the exercise of such options, in the year such income is reported.

     As of the filing of this Report, no options have been granted under this Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of June 22, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.
                                     AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
-------------------------          ----------------         --------

James "Robby" Robson, Jr.                831,297              21.8%
1500 East 17th Street
Ada, Oklahoma 74820

Todd Robson                              845,951              22.2%
701 South Shumard
Ada, Oklahoma 74820

James Robson, Sr.                        845,951              22.2%
Route 4, Box 437
Ada, Oklahoma 47820

Brian K. Gourley                          77,071               2.0%
305 North Lake Drive
Ada, Oklahoma 74820

All Directors and Executive            2,600,270              68.3%
Officers as a Group (4
Persons)


     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ACQUISITION OF PONTOTOC PRODUCTION COMPANY, INC.

     On December 10, 1997, the Company completed the acquisition of 100% of the outstanding common stock of Pontotoc Production Company, Inc., a Texas corporation ("Pontotoc"), in exchange for 3,165,000 shares of the Company's Common Stock (approximately 84.4% of the shares then outstanding).

      The stock issuances were made pursuant to an Agreement between the Company and Pontotoc. The terms of the Agreement were the result of negotiations between the managements of the Company and Pontotoc. However, the Board of Directors did not obtained any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinion or evaluation.

     The 3,165,000 shares issued to acquire Pontotoc were issued to the following shareholders of Pontotoc in the amounts set forth:

                    NAME                NUMBER OF SHARES
                    ----                ----------------

           James "Robby" Robson, Jr.           831,297
           Todd Robson                         845,951
           James Robson, Sr.                   845,951
           Brian K. Gourley                     77,071
           19 other shareholders               564,730
                                             ---------
               Total                         3,165,000

                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3.  EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                   LOCATION

 3.1        Articles of Incorporation,    Incorporated by reference to
            as Amended                    Exhibit 2.1 to the Registrant's
                                          Form 10-SB Registration State-
                                          filed on September 5, 1996

 3.2        Bylaws                        Incorporated by reference to
                                          Exhibit 2 to the Registrant's
                                          Form 10-SB Registration State-
                                          ment filed on September 5, 1996

10.1        Share Exchange Agreement      Incorporated by reference to
            with Pontotoc Production      the Registrant's Form 8-K dated
            Company, Inc. dated           December 10, 1997, and filed
            December 10, 1997             December 23, 1997

27          Financial Data Schedule       Filed herewith electronically


     (b) REPORTS ON FORM 8-K. On January 20, 1998, the Company filed a Form 8-K which reported under Item 4 that the Company dismissed Schumacher & Associates as its auditors and that the Company engaged Grant Thornton LLP as its independent accountants for the fiscal year ended March 31, 1998.

                         INDEX TO FINANCIAL STATEMENTS


                                                              PAGE(S)

Report of Independent Certified Public Accountants . . . . .   F-2

Financial Statements:

     Balance Sheets, March 31, 1998 and 1997 . . . . . . . .   F-3

     Statements of Earnings for the years
     ended March 31, 1998 and 1997. . . . . . . . . . . . . .  F-4

     Statement of Stockholders' Equity
     for the years ended March 31, 1998 and 1997. . . . . . .  F-5

     Statements of Cash Flows for the years
     ended March 31, 1998 and 1997. . . . . . . . . . . . . .  F-6

     Notes to Financial Statements. . . . . . . . . . . . . .  F-7-F-15

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Pontotoc Production, Inc.

We have audited the accompanying balance sheets of Pontotoc Production, Inc., as of March 31, 1998 and 1997, and the related statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pontotoc Production, Inc., as of March 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                      /s/ Grant Thornton LLP
                                      GRANT THORNTON LLP

Oklahoma City, Oklahoma
May 13, 1998

                              PONTOTOC PRODUCTION, INC.
                                  BALANCE SHEETS

                                                       MARCH 31,
     ASSETS                                       1998           1997
                                               ----------     ----------
CURRENT ASSETS
  Cash and cash equivalents (note A1)          $  119,332     $   87,499
  Trading securities (note A2)                      5,250          4,500
  Accounts receivable, net of allowance
   for doubtful accounts of $2,974 in 1998
   and $703 in 1997 (note A9)                     250,234        312,963
  Other (note A3)                                       -          6,306
                                               ----------     ----------
          Total current assets                    374,816        411,268

PROPERTY AND EQUIPMENT - AT COST, net
  (notes A4, B, and E)                            133,774        163,091
OIL AND GAS PROPERTIES - AT COST, net,
  using the full cost method (notes A5,
  C, D, and E)                                  1,743,205      1,181,414
OTHER                                               4,900          3,250
                                               ----------     ----------
                                               $2,256,695     $1,759,023
                                               ==========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                             $   73,907     $  107,981
  Accrued and other current liabilities            24,404         24,000
  Income taxes payable (note F)                    16,423         17,688
  Deferred income taxes (notes A8 and F)           40,802         57,685
  Current portion of long-term debt (note E)        1,599        107,809
  Other (note A3)                                   7,460              -
                                               ----------     ----------
          Total current liabilities               164,595        315,163

LONG-TERM DEBT, less current maturities
  (note E)                                        468,623        314,994
DEFERRED INCOME TAXES (notes A8 and F)            380,241        252,551
COMMITMENTS AND CONTINGENCIES (note G)                  -              -
STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value; author-
   ized, 100,000,000 shares; issued and
   outstanding, 3,750,000 shares                      375            375
  Additional paid-in capital                      108,924        108,924
  Retained earnings                             1,133,937        767,016
                                               ----------     ----------
                                                1,243,236        876,315
                                               ----------     ----------
                                               $2,256,695     $1,759,023
                                               ==========     ==========



The accompanying notes are an integral part of these statements.

                              PONTOTOC PRODUCTION, INC.
                               STATEMENTS OF EARNINGS

                                                  YEAR ENDED MARCH 31,
                                                  1998           1997
                                               ----------     ----------

Operating revenues
  Oil and gas sales (notes A7 and A9)          $1,754,390     $1,082,118
  Well supervision fees and overhead
   reimbursements                                  85,093        112,830
  Other                                                 -         21,153
                                               ----------     ----------
                                                1,839,483      1,216,101

Operating costs and expenses
  Production                                      784,075        373,244
  Depreciation, depletion, and amortization       155,086         79,468
  General, administrative, and other              362,738        221,296
                                               ----------     ----------
                                                1,301,899        674,008
                                               ----------     ----------

          Earnings from operations                537,584        542,093

Other income                                       11,655         17,325
Interest expense                                  (44,630)       (25,042)
                                               ----------     ----------
          Earnings before income taxes            504,609        534,376

Provision for income taxes (notes A8 and F)       137,688        181,382
                                               ----------     ----------
          NET EARNINGS                         $  366,921     $  352,994
                                               ==========     ==========

Basic and diluted earnings per share                  .10            .09
                                               ==========     ==========

Weighted average shares outstanding,
  basic and diluted                             3,750,000      3,750,000
                                               ==========     ==========















The accompanying notes are an integral part of these statements.

                            PONTOTOC PRODUCTION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                       Years ended March 31, 1998 and 1997

                                            ADDITIONAL
                        COMMON STOCK        PAID-IN     RETAINED
                      SHARES      AMOUNT    CAPITAL     EARNINGS       TOTAL
                     ---------   -------   ----------   ----------
----------
Balance at April 1,
1996, as previously
reported                 10,800   $ 5,400    $103,899   $  414,022   $
523,321

Adjustments for
combination with
Mahogany Capital,
Inc.                  3,739,200    (5,025)      5,025            -
-
                      ---------   -------    --------   ----------
----------

Balance at April 1,
1996, as restated
(note A)              3,750,000       375     108,924      414,022
523,321

Net earnings                  -         -           -      352,994
352,994
                      ---------   -------    --------   ----------
----------

Balance at March 31,
1997                  3,750,000       375     108,924      767,016
876,315

Net earnings                  -         -           -      366,921
366,921
                      ---------   -------    --------   ----------
----------

Balance at March 31,
1998                  3,750,000   $   375    $108,924   $1,133,937
$1,243,236
                      =========   =======    ========   ==========
==========


















The accompanying notes are an integral part of these statements.

                             PONTOTOC PRODUCTION, INC.
                             STATEMENTS OF CASH FLOWS

                                                    YEAR ENDED MARCH 31,
                                                    1998           1997
                                                 ----------     ----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
 Net earnings                                     $ 366,921     $  352,994
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities
   Depreciation, depletion, and amortizat           155,086         79,468
   Deferred income taxes                            110,807        163,694
   Gain on sale of property and equipment              (487)       (16,232)
   Net unrealized loss on trading securities              -          3,950
   Change in assets and liabilities
    (Increase) decrease in
     Trading securities                                (750)        (8,450)
     Accounts receivable, net                        62,729       (120,743)
     Other current assets                             6,306         (3,143)
     Other assets                                    (1,650)          (850)
    Increase (decrease) in
     Accounts payable                               (34,074)       (18,058)
     Accrued and other current liabilities            7,864          4,334
     Income taxes payable                            (1,265)       (13,960)
                                                   --------      ---------
     Net cash provided by operating activities      671,487        423,004

Cash flows from investing activities
 Purchase of property and equipment                 (33,135)       (49,829)
 Proceeds on sales of property and equipment         24,668         34,520
 Oil and gas property dispositions                        -        154,181
 Oil and gas property additions                    (678,606)      (800,173)
                                                  ---------      ---------
     Net cash used in investing activities         (687,073)      (661,301)

Cash flows from financing activities
 Borrowings                                         938,033        502,600
 Repayment of borrowings                           (890,614)      (199,859)
                                                  ---------      ---------
     Net cash provided by financing activities       47,419        302,741
                                                  ---------      ---------

     NET INCREASE IN CASH AND CASH EQUIVALENTS       31,833         64,444

Cash and cash equivalents at beginning of year       87,499         23,055
                                                  ---------      ---------
Cash and cash equivalents at end of year          $ 119,332      $  87,499
                                                  =========      =========
Supplemental Cash Flow Information

Cash paid during the year for:
  Interest                                        $  44,631      $  25,042
  Income taxes                                       28,146         31,648

Noncash investing and financing activities:
  During 1998 and 1997, oil and gas property additions included deprecia-tion on oil field service equipment of $16,997 and $16,391, respectively, and additions of $57 and $26,364, respectively, financed through accounts payable.

The accompanying notes are an integral part of these statements.

                             PONTOTOC PRODUCTION, INC.
                           NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

     On December 10, 1997, Pontotoc Production Company, Inc. ("Pontotoc") was acquired by Mahogany Capital, Inc. ("Mahogany"), a nonoperating public shell corporation, through exchange of 100% of the issued and outstanding shares of Pontotoc's common stock for approximately 84% of the outstanding shares of Mahogany's common stock. Mahogany's legal name was changed to Pontotoc Production, Inc. (the "Company"). The acquisition is considered to be a capital transaction, in substance equivalent to the issuance of stock by Pontotoc for the net monetary assets of Mahogany, accompanied by a recapitalization of Pontotoc. Common stock and additional paid-in capital at April 1, 1996 have been restated to reflect the recapitalization for all periods presented.

     The major operations of the Company consist of exploration, production, and sale of crude oil and natural gas in the United States with an area of concentration in shallow reserves in the vicinity of Pontotoc County, Oklahoma. Other business segments are not a significant factor in the Company's operation.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents.

     The Company maintains its cash in bank deposit accounts and money market funds which may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on such accounts.

2.   TRADING SECURITIES

     Trading securities are carried at fair value with unrealized gains and losses included in earnings.

3.   FUTURES CONTRACTS

     The Company contracts to sell crude oil at future dates at prices based on then current market prices. Due to wide fluctuations in the market prices for crude oil, the Company frequently enters into futures contracts to hedge the price risk associated with anticipated sales. Gains and losses on these contracts are deferred recognized concurrently with the revenues from the associated exposures. At March 31, 1998, the Company has entered into futures contracts settling at various dates through June 1998.

     The gains (losses) on these futures contracts at March 31, 1998 and 1997 of approximately $7,500 and $(6,300), respectively, have been deferred. These deferred amounts are reflected in other current liabilities at March 31, 1998 and other current assets at March 31, 1997.

4.   PROPERTY AND EQUIPMENT

     Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using an accelerated method. Estimated useful lives are as follows:

     Furniture, fixtures, and office equipment     5-7 years
     Automobiles and trucks                          5 years
     Buildings                                      28 years
     Leasehold improvements                          7 years
     Oil field service equipment                   5-7 years

5.   OIL AND GAS PROPERTIES

     The full cost method of accounting is used to account for oil and gas properties. Under this method of accounting, all costs incident to the acquisition, exploration, and development of properties (both developed and undeveloped), including costs of abandoned leaseholds, lease rentals, unproductive wells, and well drilling and equipment costs, are capitalized. These costs as well as future development costs on proved undeveloped properties are amortized using the units-of-production method. The units-of-production method is based primarily on estimates of reserve quantities. Due to uncertainties inherent in this estimation process, it is at least reasonably possible that reserve quantities will be revised significantly in the near term. If the Company's unamortized costs exceed the cost center ceiling (defined as the sum of the present value, discounted at 10%, of estimated future net revenues from proved reserves, less related income tax effects), the excess is charged to expense in the year in which the excess occurs. Generally, no gains or losses are recognized on the sale or disposition of oil and gas properties. Income in connection with contractual services performed on wells in which the Company has an economic interest is credited to oil and gas properties as a component of the full cost pool.

6.   LONG-LIVED ASSETS

     Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

7.   REVENUE RECOGNITION

     Oil and gas sales are recognized when the product is transported from the well site. Well supervision fees and overhead reimbursements from producing properties are recognized when the services are performed.

8.   INCOME TAXES

     Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws.

     A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes a valuation allowance is not required for deferred tax assets.

9.   CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company extends credit to purchasers of oil and natural gas which are primarily large energy companies. The Company had one purchaser whose purchases were 90% and 89%, respectively, of total revenues for the years ended March 31, 1998 and 1997 and were 91% and 92%, respectively, of accounts receivable at March 31, 1998 and 1997.

10.  EARNINGS PER SHARE

     Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding. Basic and diluted earnings per share are the same for all periods presented.

11.  USE OF ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates based on management's knowledge and experience. Actual results could differ from those estimates.

NOTE B - PROPERTY AND EQUIPMENT

     Major classes of property and equipment consisted of the following at March 31:

                                                   1998         1997
                                                 --------     --------

  Furniture, fixtures, and office equipment      $ 41,605     $ 38,879
  Automobiles and trucks                          154,340      129,292
  Buildings                                             -       23,605
  Leasehold improvements                            7,261        5,281
  Oil field service equipment                     219,898      221,799
                                                 --------     --------
                                                  423,104      418,856
     Less accumulated depreciation and
      amortization                                328,830      295,265
                                                 --------     --------
                                                   94,274      123,591
  Land                                             39,500       39,500
                                                 --------     --------
                                                 $133,774     $163,091
                                                 ========     ========

NOTE C - OIL AND GAS INFORMATION

     Costs related to the oil and gas activities of the Company were incurred as follows:
                                                 YEAR ENDED MARCH 31,
                                                   1998         1997
                                                 --------     --------

     Property acquisition costs                  $487,960     $662,386
     Development costs                            206,943     $180,542

     The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at March 31:

                                                  1998          1997
                                               ----------    ----------

     Proved oil and gas properties             $1,964,316    $1,243,182
     Unproved oil and gas properties                    -        26,231
      Less accumulated depreciation, deple-
       tion, and amortization                    (221,111)      (87,999)
                                               ----------    ----------
                                               $1,743,205    $1,181,414
                                               ==========    ==========

     Depreciation, depletion, and amortization expense amounted to $1.37 and $1.00 per equivalent barrel of production for the years ended March 31, 1998 and 1997, respectively.

NOTE D - OIL AND GAS RESERVE DATA (UNAUDITED)

     The following estimates of proved reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

     Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10% a year to reflect the estimated timing of the future cash flows.

     The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by an independent petroleum engineer.

                   Summary of Changes in Proved Reserves

                                            Year ended March 31,
                                ------------------------------------------
                                       1998                    1997
                                -------------------   --------------------
                                  Bbls        Mcf        Bbls        Mcf
                                ---------   -------   ---------    -------

Proved developed and unde-
 veloped reserves
  Beginning of year             1,339,175   411,168     949,589    248,487
  Extensions and discoveries      143,365    17,159      10,897          -
  Purchase of minerals in place    38,944    45,854     425,696    208,341
  Production                      (89,827)  (43,572)    (47,007)   (45,660)
  Revisions of estimates           94,415    47,762           -          -
                                ---------   -------   ---------    -------
  End of year                   1,526,072   478,371   1,339,175    411,168
                                =========   =======   =========    =======

Proved developed reserves
  Beginning of year               753,284   411,168     636,085    248,487
  End of year                     966,134   478,371     753,284    411,168

             Standardized Measure of Discounted Future Net Cash Flows
                    Relating to Proved Oil and Gas Reserves

                                                       MARCH 31,
                                                   1998         1997
                                               -----------  -----------

Future oil and gas revenues                    $26,024,555  $28,517,891
Future production and development costs         (7,317,999)  (7,396,248)
                                               -----------  -----------
Future net cash flows before income taxes       18,706,556   21,121,643
Future income taxes                             (6,202,125)  (7,190,087)
                                               -----------  -----------
Future net cash flows after income taxes        12,504,431   13,931,556
Discounted at 10% for estimated timing of
 cash flows                                     (5,314,383)  (6,007,365)
                                               -----------  -----------

Standardized measure of discounted future
 net cash flows                                $ 7,190,048  $ 7,924,191
                                               ===========  ===========

      Changes in Standardized Measure of Discounted Future Net Cash Flows
                      Related to Proved Oil and Gas Reserves

                                                 YEAR ENDED MARCH 31,
                                                  1998         1997
                                               ----------   ----------
Sales and transfers of oil and gas produced,
 net of production costs                       $ (937,167)  $ (708,874)
Development costs incurred during year which
 were previously estimated                         73,315      180,542
Extensions and discoveries, net of related
 development costs                              1,718,519       77,637
Net change in income taxes                        523,620   (1,546,490)
Accretion of discount                           1,203,934      808,448
Purchase of minerals in place                     328,437    4,178,365
Net changes in production rates and other      (2,040,128)     138,137
Revisions in quantity estimates                   872,743            -
Net change in sales and transfer prices,
 net of related production costs               (2,477,416)           -
                                               ----------   ----------
     Net increase (decrease)                     (734,143)   3,127,765

Balance at beginning of year                    7,924,191    4,796,426
                                               ----------   ----------

Balance at end of year                         $7,190,048   $7,924,191
                                               ==========   ==========

NOTE E - LONG-TERM DEBT

     Long-term debt consisted of the following at March 31:

                                                   1998       1997
                                                 --------   --------

Note payable to Citizens Bank of Ada
 ("Citizens") bearing interest at 10.0%          $      -   $ 16,856

Note payable to Citizens bearing interest
 at 7.4%; payable in monthly installments
 of $302 through May 1998; collateralized
 by property and equipment                            598      4,036

Note payable to BancOne, Oklahoma, N.A.
 ("BancOne") bearing interest at bank prime
 (8.5% at March 31, 1998); due in September
 1999; collateralized by oil and gas properties   468,623    395,058

Other notes payable                                 1,001      6,853
                                                 --------   --------
                                                  470,222    422,803
     Less current maturities                        1,599    107,809
                                                 --------   --------
                                                 $468,623   $314,994
                                                 ========   ========

     Maturities of long-term debt at March 31, 1998 are as follows:

          1999                                $  1,599
          2000                                 468,623
                                              --------
                                              $470,222
                                              ========

     The note payable to BancOne is subject to the provisions of a credit agreement, covenants of which provide for, among other things, current ratio, debt service ratios, and tangible net worth requirements, as defined.

NOTE F - INCOME TAX EXPENSE

     The components of income tax expense are as follows:

                                                YEAR ENDED MARCH 31,
                                                   1998       1997
                                                 --------   --------

Current
  Federal                                        $ 26,881   $ 13,223
  State                                                 -      4,465
                                                 --------   --------
                                                   26,881     17,688
Deferred                                          110,807    163,694
                                                 --------   --------
                                                 $137,688   $181,382
                                                 ========   ========

     Deferred tax assets and liabilities consisted of the following at March
31:

                                                   1998       1997
                                                 --------   --------

Assets
  Investments                                    $  9,448   $  4,138
  Alternative minimum tax credit carryforward           -      7,153
  Other                                             2,084          -
                                                 --------   --------
                                                 $ 11,532   $ 11,291
                                                 ========   ========

Liabilities
  Conversion from accrual to cash basis          $ 50,250   $ 68,976
  Property and equipment                            6,254      6,254
  Oil and gas properties                          376,071    242,875
  Other                                                 -      3,422
                                                 --------   --------
                                                 $432,575   $321,527
                                                 ========   ========

     The effective tax rate on earnings before income taxes differs from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with actual taxes for the years ended March 31:

                                                   1998       1997
                                                 --------   --------

Computed federal tax provision                   $171,567   $181,688
Increase (decrease) in tax from
  Allowable percentage depletion in excess
   of depletion for financial statements          (23,120)   (16,594)
  Nondeductible expenses                            3,568      2,881
  State taxes, net of federal income tax benefit    4,390     21,161
  Effect of graduated rates, tax credits, and
   other                                          (18,717)    (7,754)
                                                 --------   --------
        Provision for income taxes               $137,688   $181,382
                                                 ========   ========

NOTE G - COMMITMENTS AND CONTINGENCIES

1.   LEASES

     The Company conducts its operations from facilities which are leased from an affiliate under an operating lease. The lease calls for monthly rentals of $1,000 and is on a month-to-month basis.

     Rent expense for the years ended March 31, 1998 and 1997 was $14,154 and $14,802, respectively.

2.   OTHER

     The Company is involved in various legal actions relating to its operations. Management believes that losses, if any, arising from such actions will not be material to the Company's financial position or results of operations.

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 1998 and 1997 as required by Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Company's financial instruments, is based upon the requirements of SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table are the amounts at which the financial instruments are reported in the financial statements.

     All of the Company's financial instruments are held for purposes other than trading except for trading securities. The carrying amounts of cash and cash equivalents approximate fair values of such assets. The carrying amounts of trading securities approximate fair values of such assets as carrying values are adjusted to quoted market prices. Estimated fair value of fixed rate long-term debt is the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities. The carrying amount of variable rate debt approximates fair value because interest rates adjust to market rates.

                                  1998                     1997
                         ----------------------   -----------------------
                         Carrying    Estimated    Carrying     Estimated
                          amount     fair value    amount      fair value
                         --------    ----------   ---------    ----------

Financial assets
 Cash and cash
  equivalents            $119,332     $119,332    $  87,499    $  87,499
 Trading securities         5,250        5,250        4,500        4,500
Financial liabilities
 Fixed rate long-term
  debt                     (1,599)      (1,599)    (422,803)    (419,196)
  Variable rate long-
   term debt             (468,623)    (468,623)           -            -

NOTE I - SUBSEQUENT EVENTS

     Subsequent to March 31, 1998, the Company signed a letter of intent to acquire oil and gas properties and equipment from an Oklahoma oil and gas operator for approximately $2,750,000 and 402,000 shares of common stock. The agreement required a nonrefundable payment to the operator of $50,000 and 20,000 shares of common stock and is subject to certain downward adjustments if, upon completion of due diligence, at closing on July 9, 1998 the oil and gas production from certain properties is below oil and gas production quantities specified in the agreement.

     Additionally, subsequent to March 31, 1998, the Company has offered to sell through a private placement memorandum investment units at a price of $26,000 per unit. Each unit consists of 8,000 shares of common stock at $3.25 per share and 8,000 Class A purchase warrants exercisable through February 1, 2000 at $3.75 per share. The minimum offering is 25 units and the maximum offering is 75 units.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 1998                  PONTOTOC PRODUCTION, INC.


                                     By: /s/ James Robson
                                         James "Robby" Robson, Jr., President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                     DATE


/s/ James Robson                President (Chief Executive    June 29, 1998
James "Robby" Robson, Jr.       Officer) and Director



/s/ Todd Robson                 Vice President, Secretary,    June 29, 1998
Todd Robson                     Treasurer (Chief Finan-
                                ancial and Accounting
                                Officer) and Director


/s/ James Robson                Vice President and Director   June 29, 1998
James Robson, Jr.



/s/ Brian K. Gourley            Director                      June 29, 1998
Brian K. Gourley