Form 10QSB
period 1998-06-30
PONTOTOC PRODUCTION INC
filed 1998-08-14
CIK 1022198

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998


                       Commission File Number:  0-21313


                           PONTOTOC PRODUCTION, INC.
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


          Nevada                                      84-1349552
-------------------------------          --------------------------------
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

                            Yes X             No___

As of July 15, 1998, 4,189,524 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

PAGE

                                    INDEX
                                                                      Page
                                                                     Number
Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of June 30, 1998
              and March 31, 1998 . . . . . . . . . . . . . . . . . .    3

              Statements of Earnings, Three Months
              ended June 30, 1998 and Year ended
              March 31, 1998 . . . . . . . . . . . . . . . . . . . .    4

              Statements of Cash Flows, Three Months
              ended June 30, 1998 and Year ended
              March 31, 1998 . . . . . . . . . . . . . . . . . . . .    5

              Notes to Financial Statements  . . . . . . . . . . . .    6

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations . . . . . . . . . . . . . . . . . . . . . .    7

Part II.  Other Information. . . . . . . . . . . . . . . . . . . . .    9

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

                          PONTOTOC PRODUCTION, INC.
                               BALANCE SHEETS
                                (UNAUDITED)


     ASSETS
                                             June 30,       March 31,
                                              1998            1998
                                           -----------     ----------
CURRENT ASSETS
  Cash and cash equivalents                $2,190,065      $  119,332
  Trading securities                             5,250           5,250
  Accounts receivable, net                    228,233         250,234
                                           ----------      ----------
     Total current assets                   2,423,548         374,816

PROPERTY AND EQUIPMENT-AT COST, net           126,631         133,774

OIL AND GAS PROPERTIES-AT COST, net,
   using the full cost method               1,738,717       1,743,205

OTHER                                           4,900           4,900
                                           ----------      ----------
                                           $4,293,796      $2,256,695

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                         $   62,620      $   73,907
  Accrued and other current liabilities        24,127          24,404
  Income taxes payable                          8,977          16,423
  Deferred income taxes                        40,802          40,802
  Current portion of long-term debt             1,401           1,599
  Other                                         7,460           7,460
                                           ----------      ----------
     Total current liabilities                145,387         164,595


LONG-TERM DEBT, less current maturities     2,465,781         468,623

DEFERRED INCOME TAXES                         380,241         380,241

STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value;
     authorized 100,000,000 shares;
     issued and outstanding,
     3,807,164 & 3,750,000 shares                 381             375
  Additional paid-in capital                  108,924         108,924
  Retained earnings                         1,193,082       1,133,937
                                           ----------      ----------
                                            1,302,387       1,243,236
                                           ----------      ----------
                                           $4,293,796      $2,256,695
                                           ==========      ==========

                          PONTOTOC PRODUCTION, INC.
                            STATEMENT OF EARNINGS
                                (Unaudited)


                                             For the Three   For the Three
                                             Months Ended    Months Ended
                                             June 30, 1998   June 30, 1997
                                             -------------   --------------
Operating revenues
   Oil and gas sales                          $  348,251       $  428,791
   Well supervision fees and
       overhead reimbursements                     8,938           20,111
   Other                                              -             4,649
                                              ----------       ----------
                                                 357,189          453,551

 Operating costs and expenses
    Production                                   164,329          204,461
    Depreciation, depletion,
     and amortization                             38,775           25,632
    General, administration, and other            81,233           62,283
                                              ----------       ----------
                                                 284,337          292,376
                                              ----------       ----------
       Earnings from operations                   72,852          161,175

Other income (loss)                               10,751            2,819
Interest expense                                 (11,409)         (10,745)
                                              ----------       ----------

       Earnings before income taxes               72,194          153,249

Provision for income taxes                       (13,049)         (54,587)
                                              ----------       ----------
                                              $   59,145       $   98,662
                                              ==========       ==========

Net Income Per Share                          $      .02       $      .03
                                              ==========       ==========

Weighted average common shares
  outstanding                                  3,807,164        3,750,000
                                              ==========       ==========

                          PONTOTOC PRODUCTION, INC.
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                              For the Three   For the Three
                                              Months Ended    Months Ended
                                              June 30, 1998   June 30, 1997
                                              -------------   -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings                                 $   59,145      $  98,662
  Adjustments to reconcile net earnings to
   net cash provided by operating activities
     Depreciation, depletion, and amortization     38,775         47,659
     Deferred income taxes                             -          41,970
     Gain on sale of property and equipment            -          (1,824)
     Change in assets and liabilities
        (Increase) decrease in
          Accounts receivable, net                 22,001        (37,631)
          Other current assets                         -          (2,046)
          Other assets                                 -            (858)
        Increase (decrease) in
          Accounts payable                        (11,287)        16,737
          Accrued and other current liabilities      (475)           119
          Income taxes payable                     (7,446)         5,613
                                               ----------      ---------
     Net cash provided by operating activities    100,713        168,401

Cash flows from investing activities
  Purchase of property and equipment               (1,257)       (20,761)
  Proceeds on sales of property and equipment          -           9,714
  Oil and gas property dispositions                    -          12,890
  Oil and gas property additions                  (25,887)      (308,271)
                                               ----------      ----------
     Net cash provided by (used in)
     investing activities                         (27,144)      (306,428)

Cash flows from financing activities
     Issuance of Common Stock                           6             -
     Long-term borrowings                       2,050,000        213,896
  Repayment of borrowings                         (52,842)       (87,072)
                                               -----------     ----------
     Net cash provided by (used in)
     financing activities                       1,997,164        126,824
                                               ----------      ---------
    NET INCREASE IN CASH AND CASH EQUIVALENTS   2,070,733        (11,203)

Cash and cash equivalents
   at beginning of period                         119,332         87,499
                                               ----------      ---------
Cash and cash equivalents at end of period     $2,190,065      $  76,296
                                               ==========      =========
Supplemental Cash Flow Information
Cash paid during the period for:
     Interest                                  $   11,409      $  10,745
     Income taxes                                  13,049         11,168


                                      5
PAGE

                          PONTOTOC PRODUCTION, INC.

                  NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                              June 30, 1998


NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     The major operations of Pontotoc Production Company, Inc. (the "Company") consist of exploration, production, and sale of crude oil and natural gas in the United States with an area of concentration in shallow reserves in the vicinity of Pontotoc County, Oklahoma. Other business segments are not a significant factor in the Company's operation.

     The interim financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Pontotoc Production Company, Inc. as of June 30, 1998 and March 31, 1998, the results of operations and cash flows for the three months ended June 30, 1998 and 1997 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 1998 audited financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Certain factors that could cause results to differ materially from those projected in the forward-looking statements include fluctuations in the price of crude oil, the success rate of exploration efforts and the timeliness of development activities, ability to increase level of production, impact of government regulations, availability of capital to finance growth, and general economic conditions.

     The following should be read in conjunction with the attached Financial Statements and Notes thereto of the Company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

     Operating revenues decreased $80,540.00 (19%) from the first quarter of 1997 due to a 26% decline in oil prices which were approximately $19.43 per barrel in the quarter ended June 30, 1997, and approximately $14.35 in the quarter ended June 30, 1998.

     Production costs decreased by $40,132.00 (19.6%) due to decreased workover and production taxes.

     Depreciation, depletion and amortization increased $13,143.00 (51%) as compared to the same quarter the prior year due to additional oil and gas properties.

     General and administrative costs increased $18,950.00 (30.4%) due primarily to increased legal, accounting and engineering costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $2,278,161 at June 30, 1998, as compared to $210,221 at March 31, 1998. The increase in working capital is primarily due to long-term borrowings of $2,050,000 which were made at the end of the quarter for the purpose of closing the purchase of oil and gas properties from Bill Cantrell which closed on July 1, 1998.

     During the three months ended June 30, 1998, cash generated by operating activities was $100,713 compared to cash generated of $168,401 for the three months ended March 31, 1997. The decrease in the amount of cash generated was primarily due to the $39,517 decrease in net earnings, a decrease in depreciation, depletion and amortization of $8,884 and a $28,024 decrease in accounts payable. These increases were partially offset by an increase in accounts receivable.

     Cash flows used in investing activities during the three months ended March 31, 1998, were $(27,144) compared to $(306,428) for the comparable period of 1997.

     Cash flows from financing activities during the three months ended March 31, 1998, were $1,997,164 compared to $126,824 during the comparable period of 1997. The Company borrowed a total of $2,050,000 during the three months ended March 31, 1998, and repaid $52,842 toward its loans. The $2,050,000 was borrowed at the end of the quarter in anticipation of closing the acquisition of oil and gas properties from Bill G. Cantrell on July 1, 1998.

     The Company does not have any material commitments for capital expenditures as of the filing of this Report.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and the Company believes that the year 2000 problem will not be material to the Company.

                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.

     During the three months ended June 30, 1998, the Company issued 37,164 shares of its common stock to twelve persons who held small working interests in some of the Company's oil and gas wells in exchange for the working interests. With respect to this transaction, the Company relied on Section 4(2) of the Act. Each working interest owner was provided with information on the Company and each working interest owner executed a Subscription Agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer orders were issued to the transfer agent.

     On April 1, 1998, the Company issued 20,000 shares of common stock to William Cantrell, an accredited investor, as initial consideration toward the purchase of certain oil and gas properties from Mr. Cantrell. With respect to this sale, the Company relied on Section 4(2) of the Act. The investor signed an Agreement to Purchase and Sell in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificate and stop transfer orders were issued to the transfer agent.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.  None

Item 6.  Exhibits and Reports on Form 8-K.  None




                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PONTOTOC PRODUCTION, INC.



Date: August 14, 1998               By:/s/ James Robby Robson
                                       James Robby Robson, Jr.,
                                       President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically