Form 10QSB
period 1998-09-30
PONTOTOC PRODUCTION INC
filed 1998-11-13
CIK 1022198

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 1998


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

                            Yes X             No___

As of November 14, 1998, 4,654,524 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                                   INDEX

                                                                   PAGE
                                                                  NUMBER

Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of September 30, 1998
              (unaudited) and March 31, 1998 (Audited)...........    3

              Statement of Earnings - Six Months Ended
              September 30, 1998 (Unaudited).....................    4

              Statement of Earnings - Three Months Ended
              September 30, 1998 (Unaudited).....................    5

              Statements of Cash Flows - Six Months Ended
              September 30, 1998 (Unaudited).....................    6

              Notes to Financial Statements (Unaudited)..........    7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations.........................................    8

Part II.  Other Information......................................    10

Signature .......................................................    10

                          PONTOTOC PRODUCTION, INC.
                              BALANCE SHEETS
          SEPTEMBER 30, 1998 (UNAUDITED) AND MARCH 31, 1998 (AUDITED)

                                          September 30,    March 31,
                                              1998           1998
                                           (Unaudited)     (Audited)
                                          -------------   -----------
          ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $  177,147      $  119,332
  Trading securities                            5,250           5,250
  Accounts receivable, net                    235,561         250,234
                                           ----------      ----------
     Total current assets                     417,958         374,816

     PROPERTY AND EQUIPMENT-AT COST, net      164,206         133,774

OIL AND GAS PROPERTIES-AT COST, net,
  using the full cost method                4,539,968       1,743,205

OTHER                                           4,900           4,900
                                           ----------      ----------
                                           $5,127,032      $2,256,695
                                           ==========      ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                         $   39,795      $   73,907
  Accrued and other current liabilities         1,437          24,404
  Income taxes payable                         50,337          16,423
  Deferred income taxes                        40,802          40,802
  Current portion of long-term debt               565           1,599
  Other                                         7,460           7,460
                                           ----------      ----------
     Total current liabilities                140,396         164,595

LONG-TERM DEBT, less current maturities     1,925,058         468,623

DEFERRED INCOME TAXES                         380,241         380,241

COMMITMENTS AND CONTINGENCIES                    -               -

STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value;
   authorized 100,000,000 shares;
   issued and outstanding, 4,613,293
   and 3,750,000 shares                           461             375
 Additional paid-in capital                 1,406,765         108,924
 Retained earnings                          1,274,111       1,133,937
                                           ----------      ----------
                                            2,681,337       1,243,236
                                           ----------      ----------
                                           $5,127,032      $2,256,695
                                           ==========      ==========

The accompanying note is an integral part of these statements.

                          PONTOTOC PRODUCTION, INC.
                      STATEMENT OF EARNINGS - UNAUDITED

                                           FOR THE THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                              1998            1997
                                           ----------      ----------
OPERATING REVENUES:
  Oil and gas sales                        $  607,293      $  451,683
  Well supervision fees and overhead
   reimbursements                              10,839          19,169
  Other                                          -              4,743
                                           ----------      ----------
                                              618,132         475,595
OPERATING COSTS AND EXPENSES:
  Production                                  229,969         199,613
  Depreciation, depletion, and
   amortization                                61,938          25,427
  General, administration, and other          174,152          64,051
                                           ----------      ----------
                                              466,059         289,091
                                           ----------      ----------
     Earnings from operations                 152,073         186,504

Other income (loss)                            22,698           2,970
Interest expense                              (52,379)        (11,051)
                                           ----------      ----------

     Earnings before income taxes             122,392         178,423

Provision for income taxes                     29,863          48,903
                                           ----------      ----------

                                           $   92,529      $  129,520
                                           ==========      ==========

Net Income Per Share                       $      .02      $      .03
                                           ==========      ==========

Weighted average common shares
 outstanding                                4,613,293       3,750,000
                                           ==========      ==========














The accompanying note is an integral part of these statements.

                          PONTOTOC PRODUCTION, INC.
                      STATEMENT OF EARNINGS - UNAUDITED

                                            FOR THE SIX MONTHS ENDED
                                                  SEPTEMBER 30,
                                              1998            1997
                                           ----------      ----------
OPERATING REVENUES:
  Oil and gas sales                        $  955,544      $  880,474
  Well supervision fees and overhead
   reimbursements                              19,777          39,280
  Other                                          -              9,392
                                           ----------      ----------
                                              975,321         929,146
OPERATING COSTS AND EXPENSES:
  Production                                  394,298         404,074
  Depreciation, depletion, and
   amortization                               100,713          51,059
  General, administration, and other          255,385         126,334
                                           ----------      ----------
                                              750,396         581,467
                                           ----------      ----------
     Earnings from operations                 224,925         347,679

Other income (loss)                            33,449           5,789
Interest expense                              (63,788)        (21,796)
                                           ----------      ----------

     Earnings before income taxes             194,586         331,672

Provision for income taxes                     54,409         116,889
                                           ----------      ----------

                                           $  140,177      $  214,783
                                           ==========      ==========

Net Income Per Share                       $      .03      $      .04
                                           ==========      ==========

Weighted average common shares
 outstanding                                4,613,293       3,750,000
                                           ==========      ==========














The accompanying note is an integral part of these statements.

                         PONTOTOC PRODUCTION, INC.
                   STATEMENTS OF CASH FLOWS - UNAUDITED

                                                   FOR THE SIX MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     1998          1997
                                                  ----------    ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                    $  140,177    $  214,783
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation, depletion, and amortization        100,713        95,700
      Deferred income taxes                             -           83,439
      Gain on sale of property and equipment            -           (3,509)
      Change in assets and liabilities:
        (Increase) decrease in:
          Trading securities                            -             -
          Accounts receivable, net                    14,673       (76,956)
          Other current assets                          -           (4,211)
          Other assets                                  -           (1,650)
        Increase (decrease) in:
          Accounts payable                           (34,112)       32,690
          Accrued and other current liabilities      (24,001)          257
          Income taxes payable                        33,914        11,551
                                                  ----------    ----------
      Net cash provided by operating activities      231,364       352,094

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (50,652)      (43,073)
  Proceeds on sales of property and equipment           -           22,592
  Oil and gas property dispositions                     -           24,322
  Oil and gas property addition                   (2,877,256)     (559,136)
                                                  ----------    ----------
     Net cash provided by (used in)
     investing activities                         (2,927,908)     (555,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock                         1,297,927          -
  Long-term borrowings                             2,132,169       440,116
  Repayment of borrowings                           (675,737)     (178,794)
                                                  ----------    ----------
  Net cash provided by (used in)
    financing activities                           2,754,359       261,322
                                                  ----------    ----------
     NET INCREASE IN CASH AND CASH EQUIVALENTS        57,815        58,121

Cash and cash equivalents at beginning of period     119,332        87,499
                                                  ----------    ----------
Cash and cash equivalents at end of period        $  177,147    $  145,620
                                                  ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION
 CASH PAID DURING THE PERIOD FOR:
   Interest                                       $   63,788    $   21,796
   Income taxes                                       54,409        21,899

The accompanying note is an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                   NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                              SEPTEMBER 30, 1998

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

     The interim financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and March 31, 1998, and the results of operations and cash flows for the periods reported have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Operating revenues for the three months ended September 30, 1998, increased $142,537 (30%) from the comparable period of 1997 due to the acquisition of additional properties at the beginning of July 1998. Without the addition of these properties the revenues would have declined approximately 31_% due to a decline in the price of oil of approximately 27.5% from the prior year.

     Production costs for the three months ended September 30, 1998 increased $30,356 (15%) from the comparable period of 1997 due to the additional properties acquired at the beginning of July 1998.

     Depreciation, depletion and amortization increased $36,511 (144%) as compared to the same period in the prior year due to the oil and gas properties and equipment which were acquired in July 1998.

     General and administrative costs increased $110,101 (172%) due primarily to increased accounting, legal, professional and engineering costs associated with the acquisition of the Bill G. Cantrell properties and the legal and accounting costs associated with being a public company.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997

     Operating revenues for the six months ended September 30, 1998, increased $46,175 (5%) from the comparable period of 1997 due to the acquisition of additional properties at the beginning of July 1998. Without the addition of these properties the revenues would have declined approximately 28% due to a decline in the price of oil of approximately 27.5% from the prior year.

     Production costs for the six months ended September 30, 1998 decreased $9,776 (2%) from the comparable period of 1997.

     Depreciation, depletion and amortization increased $49,654 (97%) as compared to the same period in the prior year due to the oil and gas properties and equipment which were acquired in July 1998.

     General and administrative costs increased $129,051 (102%) due primarily to increased accounting, legal, professional and engineering costs associated with the acquisition of the Bill G. Cantrell properties and the legal and accounting costs associated with being a public company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company' working capital was $277,562 at September 30, 1998, as compared to $210,221 at March 31, 1998. The increase in working capital is primarily due to the net earnings for the six month period.

     During the six months ended September 30, 1998, cash generated by operating activities was $231,364 compared to cash generated of $352,094 for the six months ended September 30, 1997. The decrease in the amount of cash generated was primarily due to the $74,606 decrease in net earnings.

     Cash flows used in investing activities during the six months ended September 30, 1998, were $2,927,908 compared to $555,295 for the comparable period of 1997.

     Cash flows from financing activities during the six months ended September 30, 1998, were $2,754,359 compared to $261,322 during the comparable period of 1997. The Company borrowed a total of $2,132,169 during the six months ended September 30, 1998, and also received $1,297,927 from the sale of Common Stock. These proceeds were used to close the acquisition of all the oil and gas properties and equipment of Bill G. Cantrell in July 1998. The Company also repaid $675,000 towards an outstanding loan.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and the Company believes that the year 2000 problem will not be material to the Company.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     SALES OF RESTRICTED SECURITIES. During the three months ended September 30, 1998, the Company sold approximately 53 Units, each Unit consisting of 8,000 shares of Common Stock and 8,000 Warrants to purchase Common Stock, to 39 accredited investors and 18 non-accredited investors at a purchase price of $26,000 per Unit. Each Warrant is exercisable to purchase one share of Common Stock at $3.75 per share until February 1, 2000. In connection with such sales the Company paid cash commissions to Capital West Investment Group in the amount of $98,800.

     With respect to these sales, the Company relied on Section 4(2) of the Act, and Rule 506 of Regulation D promulgated thereunder. The investors were given a copy of a Private Placement Memorandum containing information concerning the Company, a Form D was filed with the SEC and the Company complied with the other applicable requirements of Rule 506. All investors signed subscription agreements in which they represented that they were purchasing the units for investment only and not for the purpose of resale and distribution. The appropriate restrictive legends were placed on the certificates and stop transfer orders were issued to the transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits have been filed with this report:

          Exhibit 27 - Financial Data Schedule


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PONTOTOC PRODUCTION, INC.


Date:  November 13, 1998            By:/s/ James Robby Robson, Jr.
                                       James Robby Robson, Jr.
                                       President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically