Form 10QSB
period 1998-12-31
PONTOTOC PRODUCTION INC
filed 1999-02-11
CIK 1022198

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended December 31, 1998


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

                            Yes X             No___

As of February 14, 1999, 4,654,524 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                                   INDEX

                                                                   PAGE
                                                                  NUMBER
Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of December 31, 1998
              (unaudited) and March 31, 1998 (Audited)...........    3

              Statement of Earnings - Nine Months Ended
              December 31, 1998 and 1997 (Unaudited).............    4

              Statement of Earnings - Three Months Ended
              December 31, 1998 and 1997 (Unaudited).............    5

              Statements of Cash Flows - Nine Months Ended
              December 31, 1998 and 1997 (Unaudited).............    6

              Notes to Financial Statements (Unaudited)..........    7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations.........................................    8

Part II.  Other Information......................................    10

Signature .......................................................    10

                             PONTOTOC PRODUCTION, INC.
                                 BALANCE SHEETS
             DECEMBER 31, 1998 (UNAUDITED) AND MARCH 31, 1998 (AUDITED)

                                                 December 31,    March 31,
                                                    1998           1998
                                                 (Unaudited)     (Audited)
                                                 ------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                      $  409,632      $  119,332
  Trading securities                                  5,250           5,250
  Accounts receivable, net                          148,778         250,234
                                                 ----------      ----------
     Total current assets                           563,660         374,816

     PROPERTY AND EQUIPMENT-AT COST, net            162,082         133,774

OIL AND GAS PROPERTIES-AT COST, net,
  using the full cost method                      4,754,044       1,743,205
OTHER                                                 4,900           4,900
                                                 ----------      ----------
                                                 $5,484,686      $2,256,695
                                                 ==========      ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $   60,592      $   73,907
  Accrued and other current liabilities               2,868          24,404
  Income taxes payable                              162,836          16,423
  Deferred income taxes                              40,802          40,802
  Current portion of long-term debt                     -0-           1,599
  Other                                              47,460           7,460
                                                 ----------      ----------
     Total current liabilities                      314,558         164,595


LONG-TERM DEBT, less current maturities           1,843,493         468,623

DEFERRED INCOME TAXES                               380,241         380,241

COMMITMENTS AND CONTINGENCIES                             -               -

STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value;
   authorized 100,000,000 shares;
   issued and outstanding,
   4,654,524 and 3,750,000 shares                       465             375
  Additional paid-in capital                      1,517,761         108,924
  Retained earnings                               1,428,168       1,133,937
                                                 ----------      ----------
                                                  2,946,394       1,243,236
                                                 ----------      ----------
                                                 $5,484,686      $2,256,695
                                                 ==========      ==========




The accompanying note is an integral part of these statements.

                         PONTOTOC PRODUCTION, INC.
                     STATEMENT OF EARNINGS - UNAUDITED

                                                 For the nine months ended
                                                        December 31,
                                                    1998           1997
                                                 ----------     ----------
Operating revenues
  Oil and gas sales                              $1,471,053     $1,223,607
  Well supervision fees and overhead
   reimbursements                                    38,595         85,022
  Other                                                   -         13,433
                                                 ----------     ----------
                                                  1,509,648      1,322,062

Operating costs and expenses
  Production                                        721,559        456,333
  Depreciation, depletion, and amortization         162,651         82,137
  General, administration, and other                300,624        194,611
                                                 ----------     ----------
                                                  1,184,834        733,081
                                                 ----------     ----------
     Earnings from operations                       324,814        588,981

Other income (loss)                                 238,573         28,597
Interest expense                                   (102,247)       (35,559)
                                                 ----------     ----------
     Earnings before income taxes                   461,140        582,019

Provision for income taxes                          166,908        197,886
                                                 ----------     ----------
                                                 $  294,232     $  384,133
                                                 ==========     ==========

Net Income Per Share                             $      .06     $      .10
                                                 ==========     ==========


Weighted average common shares outstanding        4,654,524      3,750,000
                                                 ==========     ==========


















The accompanying note is an integral part of these statements.

                          PONTOTOC PRODUCTION, INC.
                     STATEMENT OF EARNINGS - UNAUDITED

                                                For the three months ended
                                                       December 31,
                                                    1998           1997
                                                 ----------     ----------
Operating revenues
  Oil and gas sales                              $  515,508     $  363,133
  Well supervision fees and overhead
   reimbursements                                    18,818         45,742
  Other                                                   -          4,041
                                                 ----------     ----------
                                                    534,326        412,916

Operating costs and expenses
  Production                                        327,261         52,259
  Depreciation, depletion, and amortization          61,938         31,078
  General, administration, and other                 45,239         68,277
                                                 ----------     ----------
                                                    434,438        151,614
                                                 ----------     ----------

     Earnings from operations                        99,888        261,302

Other income (loss)                                 205,126         22,808
Interest expense                                    (38,459)       (13,763)
                                                 ----------     ----------
     Earnings before income taxes                   266,555        270,347

Provision for income taxes                           78,879         80,997
                                                 ----------     ----------
                                                 $  187,676     $  189,350
                                                 ==========     ==========

Net Income Per Share                             $      .04     $      .05
                                                 ==========     ==========

Weighted average common shares outstanding        4,654,524      3,750,000
                                                 ==========     ==========


















The accompanying note is an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                      STATEMENTS OF CASH FLOWS - UNAUDITED
            NINE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

                                                 December 31,   December 31,
                                                    1998           1997
                                                 ------------    ----------

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings                                   $  294,232     $  384,133
  Adjustments to reconcile net earnings to
  net cash provided by operating activities
    Depreciation, depletion, and amortization       162,651         82,137
    Deferred income taxes                                 -         80,330
    Gain on sale of property and equipment                -         28,597

    Change in assets and liabilities
     (Increase) decrease in
       Trading securities                                 -            161
       Accounts receivable, net                     101,456        (81,362)
       Other current assets                               -        (31,464)
       Other assets                                       -         (1,650)
     Increase (decrease) in
       Accounts payable                             (13,315)        (7,597)
       Accrued and other current liabilities         16,865         38,044
       Income taxes payable                         146,413          2,774
                                                 ----------     ----------
     Net cash provided by operating
      activities                                    708,302        494,103

Cash flows from investing activities
  Purchase of property and equipment                (60,348)       (43,135)
  Proceeds on sales of property and equipment             -         58,285
  Oil and gas property dispositions                       -         10,000
  Oil and gas property addition                  (3,141,450)      (635,870)
                                                 ----------     ----------
     Net cash provided by (used in)
      investing activities                       (3,201,798)      (610,720)

Cash flows from financing activities
  Issuance of Common Stock                        1,408,929              -
  Long-term borrowings                            2,132,169        440,100
  Repayment of borrowings                          (757,302)      (288,937)
                                                 ----------     ----------
     Net cash provided by (used in)
      financing activities                        2,783,796        151,163

     NET INCREASE IN CASH AND CASH EQUIVALENTS      290,300         34,546

Cash and cash equivalents at beginning of period    119,332         87,499
                                                 ----------     ----------
Cash and cash equivalents at end of period       $  409,632     $  122,045
                                                 ==========     ==========
Supplemental Cash Flow Information
Cash paid during the period for:
  Interest                                       $  102,247     $   35,559
  Income taxes                                      166,908          5,480

The accompanying note is an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                  NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                              DECEMBER 31, 1998

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The major operations of Pontotoc Production, Inc. (the "Company") consist of exploration, production, and sale of crude oil and natural gas in the United States with an area of concentration in shallow reserves in the vicinity of Pontotoc County, Oklahoma. Other business segments are not a significant factor in the Company's operation.

The interim financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Pontotoc Production, Inc. as of December 31, 1998 and March 31, 1998 the results of operations and cash flows for the nine months ended December 31, 1998 and 1997, have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 1998 audited financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF THE CONSOLIDATED STATEMENTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

     Operating revenues for the first three months ended December 31, 1998, increased $121,411 (29%) from the third quarter of 1997 due to the acquisition of additional properties at the beginning of July 1998. Without the addition of these properties, the revenues would have declined approximately 38% due to a decline in the price of oil of approximately 37% from the prior year.

     Production costs for the three months ended December 31, 1998, increased $275,002 (526%) from the comparable period of 1997 due to additional properties and increased workover on these properties which were purchased in July 1998.

     Depreciation, depletion and amortization increased $30,860 (99%) as compared to the same quarter the prior year due to the addition of oil and gas properties and equipment.

     General and administrative costs decreased $23,038 (34%) due primarily to a decrease in executive salaries.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1998, COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997

     Operating revenues increased $187,586 (14%) for the nine months ended December 31, 1998, due to the acquisition of additional properties at the beginning of July 1998. Without the addition of these properties the revenue would have declined approximately 33% due to the decline in the price of oil of approximately 31% from the prior year.

     Production costs for the nine months ended December 31, 1998, increased $262,226 (58%) from the comparable period of 1997.

     Depreciation, depletion and amortization increased $80,514 (98%) as compared to the same period in the prior year due to the oil and gas properties and equipment which were acquired in July 1998.

     General and administrative costs increased $106,013 (54%) due primarily to the increased accounting, legal, professional, and engineering costs associated with the acquisition of the Bill G. Cantrell properties and the legal and accounting costs associated with being a public company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $249,012 at December 31, 1998, as compared to $210,221 at March 31, 1998. The increase in working capital is primarily due to a sale of a 10% working interest in two different leaseholds.

     During the nine months ended December 31, 1998, cash generated by operating activities was $708,302 compared to cash generated of $494,103 for the nine months ended December 31, 1997. The increase in the amount of cash generated was primarily due to the increase in additional oil and gas properties and the sale of a 10% working interest in two leaseholds.

     Cash flows used in investing activities during the nine months ended December 31, 1998, were $(3,141,450) compared to $(610,720) for the comparable period of 1997, due to the acquisition of the oil and gas properties and equipment of Bill G. Cantrell in July 1998.

     Cash flows from financing activities during the nine months ended December 31, 1998, were $2,783,796 compared to $151,163 during the comparable period of 1997. The Company borrowed a total of $2,132,169 during the nine months ended December 31, 1998, and also issued $1,408,929 of Common Stock and repaid $757,302 toward its loan. These proceeds were used to close the acquisition of all the oil and gas properties and equipment of Bill G. Cantrell in July 1998.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and the Company believes that the year 2000 problem will not be material to the Company.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     SALES OF RESTRICTED SECURITIES. During the three months ended December 31, 1998, the Company sold 9 Units, each Unit consisting of 8,000 shares of Common Stock and 8,000 Warrants to purchase Common Stock, to 9 accredited investors at a purchase price of $26,000 per Unit. Each Warrant is exercisable to purchase one share of Common Stock at $3.75 per share until February 1, 2000. In connection with such sales the Company paid cash commissions to Capital West Investment Group in the amount of $98,800.

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

                                    PONTOTOC PRODUCTION, INC.


Date:  February 11, 1998            By:/s/ James Robby Robson, Jr.
                                       James Robby Robson, Jr.
                                       President

                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically