Form 10KSB
period 1999-03-31
PONTOTOC PRODUCTION INC
filed 1999-06-29
CIK 1022198

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 1999

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

                        Common Stock, $.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $2,119,430.

As of June 23, 1999, 4,681,513 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $14,790,000.

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

     On July 1, 1998, the Company closed on the acquisition of certain oil and gas properties from Bill G. Cantrell and his affiliated company. The purchase price was $2,750,000 in cash and 402,360 restricted shares of the Company's Common Stock. Included in the purchase were interests in approximately 82 oil and gas leases located in the following counties in Oklahoma: Pontotoc, Coal, Garvin, and Seminole. The purchase also included two workover rigs, one drilling rig, and miscellaneous oil field equipment which relates to the ongoing production of the oil and gas properties. The purchase was funded with $2,050,000 of bank borrowings and $700,000 from the proceeds of a private offering of common stock and warrants which was partially closed on July 1, 1998.

     Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its wholly-owned subsidiary PPCI.

DESCRIPTION OF BUSINESS

     GENERAL

     The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas. The Company focuses on lower risk, shallow oil and gas properties in the State of Oklahoma. For the last several years, the Company has been the most active operator in south-central Oklahoma. Since its inception in 1985, the Company's subsidiary has drilled in excess of 87 wells. Through drilling, acquisition and recompletions, the Company's estimated proved reserves have reached 4,287,264 barrels of oil and 9,483,050 mcf of gas with a present value of approximately $23,133,599 as of March 31, 1999.

OIL AND GAS OPERATIONS

     The Company's operations are conducted in the State of Oklahoma where the Company owns producing and non-producing property interests in twenty counties. The Company's staff oversees the operations of existing properties, evaluates property acquisition opportunities and drilling prospects, and oversees drilling and completion of new wells. Operations are concentrated on shallow to medium depth properties generally ranging from 1,500 to 5,000 feet. The funds necessary for acquisition, exploration and development of properties are generated through cash flow and bank debt.

     The Company acts as "operator" of 233 wells pursuant to standard industry Operating Agreements.

MARKETS AND CUSTOMERS

     Marketing of the Company's oil and gas production is influenced by many factors which are beyond the Company's control and the exact effect of which cannot be accurately predicted. These factors include changes in supply and demand, changes in market prices, regulatory changes, and actions of major foreign producers.

     The Company sells its oil production to Sun Oil Co. (SUNOCO) at the
monthly New York Mercantile Exchange average less $.55.   Crude oil and
condensate production are readily marketable. Crude oil is cost efficiently transportable from production centers to demand centers and is, therefore, subject to world-wide supply and demand. Oil prices are primarily dependent upon available oil supplies which can vary significantly depending on production and pricing policies of OPEC and other major producing countries and on significant events in major producing regions such as the Persian Gulf War in 1991.

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

     Oil and gas drilling and production operations are regulated by various Federal, state and local agencies. These agencies issue binding rules and regulations which increase the Company's cost of doing business and which carry penalties, often substantial, for failure to comply. It is anticipated that the aggregate burden on the Company of Federal, state and local regulation will continue to increase particularly in the area of rapidly changing environmental laws and regulations. The Company believes that its present operations substantially comply with applicable regulations. To date, such regulations have not had a material effect on the Company's operations, or the costs thereof. There are no known environmental or other regulatory matters related to the Company's operations which are reasonably expected to result in material liability to the Company. The Company does not believe that capital expenditures related to environmental control facilities or other regulatory matters will be material in fiscal 2000.

     No prediction can be made as to what legislation or regulations may be enacted or what additional legislation or regulations may be proposed.

     EMPLOYEES

     The Company currently has 18 employees. The Company is not subject to any collective bargaining agreement and believes that its relationship with its employees are good.

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

     7. COMPETITION FOR SUITABLE PROPERTIES. There exists substantial competition in the market for properties suitable for oil and gas exploration. Established companies may have an advantage over the Company because of substantially greater resources in terms of number of personnel, finances and access to technical data to devote to the acquisition of properties. There can be no assurance that properties can be obtained or that exploratory work on any properties acquired in the future will result in commercially produc ible reserves, or that any additional properties can be acquired economically.

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

     9. CONTROL BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS. Management and principal shareholders beneficially own over 50% of the outstanding Common Stock. (See Item 11.)

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

     12. NO DIVIDENDS. The Company has paid no dividends on its Common Stock since incorporation. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future and intends to devote any earnings to the development of the Company's business.

     13. COMMON STOCK ELIGIBLE FOR RESALE. Of the 4,681,513 shares of Common Stock presently outstanding, approximately 4,012,877 shares are "restricted securities" and under certain circumstances may be sold in compliance with
Rule 144 adopted under the Securities Act of 1933, as amended.   Approximately
3,520,877 shares of Common Stock are currently eligible for resale under Rule
144. Future sales of such shares will in all likelihood depress the market price of the Company's Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

     GENERAL

     During the year ended March 31, 1999, the Company drilled and/or completed 12 wells owning an average of 92% interest in each. Eleven wells have been successfully completed. The Company also expanded its producing properties by purchasing interests in an additional 129 leases located in Blaine, Caddo, Carter, Custer, Dewey, Gradym, Coal, McClain, Logan, Oklahoma, Latimer, LeFlore, Pittsburg and Pontotoc Counties, Oklahoma. Capital expenditures for oil and gas activities totaled $4,262,264 in the year ended March 31, 1999.

     During the year ended March 31, 1998, the Company drilled seven wells owning an average of 95% interest in each. Seven wells have been successfully completed. In addition, the Company installed a waterflood in south central Oklahoma. The Company also expanded its producing property by purchasing 100% interest in 20 wells located in Okmulgee and Creek County, Oklahoma. Capital expenditures for oil and gas activities totaled $694,903 in the year ended March 31, 1998.

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

     ESTIMATED PROVED OIL AND GAS RESERVES AND FUTURE NET REVENUES

     In March 1999, Fletcher Lewis Engineering, an independent petroleum engineering firm, estimated proved reserves for the Company's properties which represented 94% of the estimated future value of estimated reserves.
Remaining reserves were estimated to represent 6%. At March 31, 1999, oil represented 73% and natural gas represented 27% of total reserves denominated in equivalent barrels using a six Mcf of gas to one barrel of oil conversion ratio.

     The following table sets forth, as of March 31, 1999, information regarding the Company's proved reserves. The average price used to calculate estimated future net revenues was $15.50 per barrel held constant for oil and $1.65 per Mcf of gas as of March 31, 1999. Amounts do not include estimates of future federal and state income taxes.

                                                             Estimated Future
                         Net Oil    Net Gas      Future      Net Revenues
                         (Bbls)       Mcf        Revenues    Discounted at 10%
                       ---------   ---------   -----------   -----------------

Proved Developed       1,546,518   2,675,544   $16,728,903     $11,053,774
Producing
Proved Developed          18,987      76,134   $   136,472     $   100,935
Non-Producing
Behind-Pipe            1,245,795   5,474,806   $22,216,774     $12,931,732
Proved Undeveloped     1,476,964   1,256,566   $19,492,079     $10,479,499
                       ---------   ---------   -----------     -----------
    Total              4,287,264   9,483,050   $58,574,228     $34,565,940

     PRODUCTION, AVERAGE SALES PRICES AND AVERAGE PRODUCTION COSTS

     The Company's net production quantities and average sales price per unit for the indicated years are set forth below.

                YEAR ENDED           YEAR ENDED          YEAR ENDED
              MARCH 31, 1999       MARCH 31, 1998      MARCH 31, 1997
             ---------------      ----------------    ---------------
PRODUCT      VOLUME    PRICE      VOLUME    PRICE     VOLUME    PRICE
-------      ------    ------     ------    ------    ------    ------

Gas (Mcf)     87,942   $ 1.58     47,077    $ 1.74    45,660    $ 1.96
Oil (bbls)   137,436   $13.37     84,870    $19.45    47,007    $21.91

     Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcfs to barrels) were $6.97, $5.49 and $6.83 per barrel in the years ended March 31, 1999, 1998 and 1997, respectively.

     PRODUCTIVE WELLS AND DEVELOPED ACREAGE

     Developed acreage at March 31, 1999, totaled 7,997 net and 13,440 gross acres. At March 31, 1998, the Company owned working interests in 179 net (216 gross) oil wells and 14 net (17 gross) gas wells. In addition, the Company owned royalty and production payment interests in approximately 25 oil and gas wells.

     UNDEVELOPED ACREAGE

     As of March 31, 1999, the Company had 2,796 undeveloped acres.

     DRILLING AND NEW ZONE RECOMPLETIONS

     The following tables set forth the number of gross and net oil and gas wells in which the Company has participated in drilling or new zone recompletions and the results thereof for the periods indicated.

                                GROSS WELLS

                                  EXPLORATORY           DEVELOPMENT
YEAR ENDED     TOTAL GROSS    -------------------    -----------------
 MARCH 31,       WELLS        OIL     GAS     DRY    OIL    GAS    DRY
-----------    -----------    ---     ---     ---    ---    ---    ---
  1999            12           0       1       0       6     4       1
  1998             7           0       0       0       7     0       0
  1997            14           0       0       0      12     0       2
  1996            18           0       0       0      16     2       0
1985-1995         50           3       1       6      30     5       5
                 ---           -       -       -      --    --       -
                 101           3       2       6      71    11       8

                                 NET WELLS

                                  EXPLORATORY            DEVELOPMENT
YEAR ENDED     TOTAL NET      -------------------     -----------------
 MARCH 31,       WELLS        OIL     GAS     DRY     OIL     GAS    DRY
-----------    ----------     ---     ---     ---     ---     ---    ---
  1999            8.70        0       0.65    0      4.20    3.1    0.75
  1998            5.80        0       0       0      5.80    0      0
  1997           11.60        0       0       0      9.96    0      1.66
  1996           14.94        0       0       0      13.28   1.66   0
1985-1995        41.50        2.49    0.83    3.32   26.56   4.15   4.15
                 -----        ----    ----    ----   -----   ----   ----
                 82.56        2.49    1.48    3.32   59.80   8.91   6.56

PRESENT ACTIVITIES

     In April 1999, the Company announced that it had commenced natural gas pipeline sales through Pontotoc Gathering LLC pipeline system of which the Company is a 45% owner. This system is currently transporting 1.5 million cubic feet per day from six Company wells. The Company has approved a $900,000 capital expenditure budget to develop this gas field. The Company plans to drill eight additional wells and re-complete 20 to 25 wells during its current fiscal year.

     In June 1999, the Company sold its interests in certain oil and gas properties in Oklahoma to FieldPoint Petroleum Corporation for $1,200,000 in cash. The proved reserves sold in this transaction represented approximately 1,935,229 Mcf of gas and 756,524 barrels of oil, with a total present value discounted at 10% of approximately $3,757,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

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

             QUARTER ENDED                 HIGH BID     LOW BID
             -------------                 --------     -------
     February 24, 1998 through
      March 31, 1998                        $2.25       $2.125
     June 30, 1998                          $4.50       $2.1875
     September 30, 1998                     $4.50       $3.625
     December 31, 1998                      $3.78125    $1.625
     March 31, 1999                         $5.375      $3.50

     (b) HOLDERS. As of May 31, 1999, the Company had 108 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. During the three months ended March 31, 1999, the Company sold one Unit consisting of 8,000 shares of Common Stock and 8,000 Warrants to purchase Common Stock, to one accredited investor at a purchase price of $26,000 per Unit. Each Warrant is exercisable to purchase one share of Common Stock at $3.75 per share until February 1, 2000. In connection with such sale the Company paid a cash commission to Capital West Investment Group in the amount of $1,800.

     With respect to this sale, the Company relied on Section 4(2) of the Act, and Rule 506 of Regulation D promulgated thereunder. The investor was given a copy of a Private Placement Memorandum containing information concerning the Company, a Form D was filed with the SEC and the Company complied with the other applicable requirements of Rule 506. The investor signed a subscription agreement in which he represented that he was purchasing the Units for investment only and not for the purpose of resale and distribution. The appropriate restrictive legends were placed on the certificates and stop transfer orders were issued to the transfer agent.

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

     YEAR ENDED MARCH 31, 1999 COMPARED TO THE YEAR ENDED MARCH 31, 1998

     Operating revenues for the year ended March 31, 1999, increased $279,947 (15%) from the prior year due primarily to the acquisition of oil and gas properties.

     Production costs for the year ended March 31, 1999, increased $276,736 (35%) due to the additional oil and gas properties.

     Depreciation, depletion and amortization costs for the year ended March 31, 1999, rose $66,372 (43%) as compared to the prior year due to the addition of equipment and oil and gas properties. General and administrative costs decreased $42,857 (12%) due mainly to a reduction in executive salaries.

     CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital (deficit) was ($1,961,142) at March 31, 1999, compared to $210,221 at March 31, 1998. The decrease in working capital is primarily due to the Company's note payable to bank maturing in September 1999, although management believes this will be renewed at its maturity in September 1999.

     During the year ended March 31, 1999, cash generated by operating activities was $528,774 compared to cash generated of $671,487 for the year ended March 31, 1998. The decrease in the amount of cash generated was primarily due to the $83,360 decrease in net earnings and an increase in accounts receivable of $45,308.

     Cash used in investing activities during the year ended March 31, 1999, was $3,679,481 compared to $687,073 for the prior year. The Company paid $3,760,319 toward the purchase of oil and gas properties during the year ended March 31, 1999 which accounts for the increase.

     Cash provided by financing activities during the year ended March 31, 1999, was $3,302,545 compared to $47,419 during the prior year. The Company borrowed $2,715,250 during the year and repaid $820,754. Also the Company had net proceeds of $1,408,049 from the sale of common stock through a private placement.

     The Company does not have any material commitments for capital expenditures as of the filing of this Report except that the Company has approved a budget of approximately $900,000 to drill approximately eight new gas wells and re-complete 20 to 25 existing gas wells in a program to develop its gas properties. This program will be funded through existing cash and future cash flow. The Company has a $3,000,000 line of credit with an in-state bank, and as of March 31, 1999, the available credit was approximately $635,282. Interest on the line of credit is New York prime and the loan is secured by certain of the Company's oil and gas properties.

Year 2000

     The Company has reviewed its computer operations and has identified all computers and systems that are not year 2000 compliant. As a result of this review the Company has purchased a new oil and gas accounting software system which is year 2000 compliant. The cost of this software including training is approximately $18,000. This new software will be installed in early July 1999 and should be fully operational by the end of August 1999.

     The Company has reviewed its vendors and suppliers and determined that it does not have any material vendors or suppliers. The Company's bank has advised the Company that it is year 2000 compliant. The Company has two material customers, Sun Oil which buys the Company's oil and Pontotoc Gathering LLC which buys the Company's gas. Both of these customers have advised the Company that they are year 2000 compliant.

     Based on the above analysis the Company does not believe that it has any material risks related to the year 2000 problem. Therefore, the Company has not developed any contingency plans.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-16 hereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

          NAME               AGE    POSITIONS HELD AND TENURE
          ----               ---    -------------------------

James "Robby" Robson, Jr.    40     President, Chief Executive Officer and
                                    Director

Todd Robson                  36     Vice President, Secretary, Treasurer
                                    and Director

James Robson, Sr.            60     Vice President and Director

Brian K. Gourley             37     Director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that James Robson, Sr., Vice President and a Director of the Company, filed one Form 4 late reporting three transactions.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer whose total annual salary and bonus exceeded $100,000 for the year ended March 31, 1999, 1998 and 1997:

                                  SUMMARY COMPENSATION TABLE

                                                           LONG-TERM COMPENSATION
                                                   -----------------------------------
                           ANNUAL COMPENSATION         AWARDS        PAYOUTS
                          -----------------------  ----------------- --------
                                                            SECURI-
                                                             TIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------  -------- --------  -------  ------
James "Robby"       1999  $36,500    --    $3,504     --       --        --      --
 Robson, Jr.,                              <FN1>
 President          1998  $84,000    --    $4,806     --       --        --      --
                                           <FN1>
                    1997  $48,600    --    $4,118     --       --        --      --
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

     Since all options granted under the Plan must have an exercise price no less than the fair market value on the date of grant, the Company will not record any expense upon the grant of options, regardless of whether or not they are incentive stock options for stock options granted to employees. In accordance with a proposed Interpretation of APB25, Accounting for Stock
Issued to Employees, stock options granted to non-employee directors subsequent to December 15, 1998 would be measured at the fair value of the options. The Interpretation would require accounting recognition attributable to the service period remaining at the date of issuance of the Interpretation, which is expected to be September 1999. Generally, there will be no federal income tax consequences to the Company in connection with Incentive Stock Options granted under the Plan. With regard to options that are not Incentive Stock Options, the Company will ordinarily be entitled to deductions for income tax purposes of the amount that option holders report as ordinary income upon the exercise of such options, in the year such income is reported.

     As of the filing of this Report, no options have been granted under this Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of May 31, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

                                     AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
-------------------------          ----------------         --------

James "Robby" Robson, Jr.                754,797              16.1%
1500 East 17th Street
Ada, Oklahoma 74820

Todd Robson                              763,951              16.3%
701 South Shumard
Ada, Oklahoma 74820

James Robson, Sr.                        771,451              16.5%
Route 4, Box 437
Ada, Oklahoma 74820

Brian K. Gourley                          59,471               1.3%
305 North Lake Drive
Ada, Oklahoma 74820

Bill G. Cantrell                         382,360               8.2%
4204 Arlington
Ada, Oklahoma  74820

All Directors and Executive            2,349,670              50.2%
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

21          Subsidiaries of the           Filed herewith electronically
            Registrant

27          Financial Data Schedule       Filed herewith electronically


     (b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed for the last quarter of the fiscal year covered by this Report.

                         INDEX TO FINANCIAL STATEMENTS


                                                              PAGE(S)

Report of Independent Certified Public Accountants . . . . .   F-2

Financial Statements:

     Balance Sheets, March 31, 1999 and 1998 . . . . . . . .   F-3

     Statements of Earnings for the years
     ended March 31, 1999 and 1998. . . . . . . . . . . . . .  F-4

     Statement of Stockholders' Equity
     for the years ended March 31, 1999 and 1998. . . . . . .  F-5

     Statements of Cash Flows for the years
     ended March 31, 1999 and 1998. . . . . . . . . . . . . .  F-6

     Notes to Financial Statements. . . . . . . . . . . . . .  F-7-F-16

Report of Independent Certified Public Accountants


Board of Directors
Pontotoc Production, Inc.

We have audited the accompanying balance sheets of Pontotoc Production, Inc., as of March 31, 1999 and 1998, and the related statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pontotoc Production, Inc., as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





/s/ Grant Thornton LLP

GRANT THORNTON LLP

Oklahoma City, Oklahoma
May 27, 1999

                             PONTOTOC PRODUCTION, INC.
                                 BALANCE SHEETS
                                    March 31,

     ASSETS                                           1999          1998

CURRENT ASSETS
  Cash and cash equivalents (note A1)              $  271,170    $  119,332
  Trading securities (note A2)                          2,188         5,250
  Accounts receivable, net of allowance
   for doubtful accounts of $1,361 in
   1999 and $2,974 in 1998 (note A8)                  295,542       250,234
  Other current assets (note A3)                       29,567             -
                                                   ----------    ----------
          Total current assets                        598,467       374,816

PROPERTY AND EQUIPMENT - AT COST, net
  (notes A4 and B)                                    175,248       133,774

OIL AND GAS PROPERTIES - AT COST, net, using
  the full cost method (notes A5, C, D, and E)      5,587,199     1,743,205

NOTE RECEIVABLE - AFFILIATE (note J)                   70,000             -

OTHER (note J)                                          9,400         4,900
                                                   ----------    ----------
                                                   $6,440,314    $2,256,695
                                                   ==========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $   59,181    $   73,907
  Accrued and other current liabilities                51,408        24,404
  Income taxes payable (note F)                         9,809        16,423
  Deferred income taxes (notes A7 and F)               74,493        40,802
  Current portion of long-term debt (note E)        2,364,718         1,599
  Other (note A3)                                           -         7,460
                                                   ----------    ----------
          Total current liabilities                 2,559,609       164,595

LONG-TERM DEBT, less current maturities (note E)            -       468,623

DEFERRED INCOME TAXES (notes A7 and F)                443,914       380,241

COMMITMENTS AND CONTINGENCIES (note G)                      -             -

STOCKHOLDERS' EQUITY (note K)
  Common stock - $.0001 par value; authorized,
   100,000,000 shares; issued and outstanding,
   4,654,513 shares in 1999 and 3,750,000 shares
   in 1998                                                465           375
  Preferred stock - $.0001 par value; authorized,
   5,000,000 shares; issued and outstanding, none           -             -
  Additional paid-in capital                        2,018,828       108,924
  Retained earnings                                 1,417,498     1,133,937
                                                   ----------    ----------
                                                    3,436,791     1,243,236
                                                   ----------    ----------
                                                   $6,440,314    $2,256,695
                                                   ==========    ==========
The accompanying notes are an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                            STATEMENTS OF EARNINGS
                              Year ended March 31,

                                                      1999          1998
Operating revenues
  Oil and gas sales (notes A6 and A8)              $2,034,087    $1,754,390
  Well supervision fees and overhead
   reimbursements                                      85,343        85,093
                                                   ----------    ----------
                                                    2,119,430     1,839,483

Operating costs and expenses
  Production                                        1,060,811       784,075
  Depreciation, depletion, and amortization           221,458       155,086
  General, administrative, and other                  319,881       362,738
                                                   ----------    ----------
                                                    1,602,150     1,301,899
                                                   ----------    ----------
          Earnings from operations                    517,280       537,584

Other income                                           14,453        11,655
Interest expense                                     (148,449)      (44,630)
                                                   ----------    ----------
          Earnings before income taxes                383,284       504,609

Provision for income taxes (notes A7 and F)            99,723       137,688
                                                   ----------    ----------

          NET EARNINGS                             $  283,561    $  366,921
                                                   ==========    ==========

Basic and diluted earnings per share (note A9)     $      .06    $      .10
                                                   ==========    ==========






















The accompanying notes are an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      Years ended March 31, 1999 and 1998


                                         Additional
                     Common Stock         Paid-in       Retained
                    Shares    Amount      Capital       Earnings      Total
                   ---------  ------     ----------    ----------   ----------
Balance at
 April 1, 1997     3,750,000   $375      $  108,924    $  767,016   $  876,315

Net earnings               -      -               -       366,921      366,921
                   ---------   ----      ----------    ----------   ----------

Balance at
 March 31, 1998    3,750,000    375         108,924     1,133,937    1,243,236


Issuance of
 common stock        904,513     90       1,909,904             -    1,909,994

Net earnings               -      -               -       283,561      283,561
                   ---------   ----      ----------    ----------   ----------

Balance at
 March 31, 1999    4,654,513   $465      $2,018,828    $1,417,498   $3,436,791
                   =========   ====      ==========    ==========   ==========





























The accompanying notes are an integral part of these statements.

                            PONTOTOC PRODUCTION, INC.
                            STATEMENTS OF CASH FLOWS
                              Year ended March 31,

                                                     1999           1998
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings                                     $  283,561    $  366,921
  Adjustments to reconcile net earnings to
   net cash provided by operating activities
    Depreciation, depletion, and amortization         221,458       155,086
    Deferred income taxes                              97,364       110,807
    Gain on sale of property and equipment                  -          (487)
    Change in assets and liabilities
     (Increase) decrease in
       Trading securities                               3,062          (750)
       Accounts receivable, net                       (45,308)       62,729
       Other current assets                           (29,567)        6,306
       Other assets                                         -        (1,650)
     Increase (decrease) in
       Accounts payable                               (14,726)      (34,074)
       Accrued and other current liabilities           19,544         7,864
       Income taxes payable                            (6,614)       (1,265)
                                                   ----------    ----------
          Net cash provided by operating
           activities                                 528,774       671,487

Cash flows from investing activities
  Issuance of note receivable - affiliate             (70,000)            -
  Purchase of property and equipment                  (40,095)      (33,135)
  Proceeds on sales of property and equipment         195,433        24,668
  Oil and gas property additions                   (3,760,319)     (678,606)
  Other                                                (4,500)            -
                                                   ----------    ----------
          Net cash used in investing activities    (3,679,481)     (687,073)

Cash flows from financing activities
  Borrowings                                        2,715,250       938,033
  Repayment of borrowings                            (820,754)     (890,614)
  Sale of common stock, net of offering costs       1,408,049             -
                                                   ----------    ----------
          Net cash provided by financing
           activities                               3,302,545        47,419
                                                   ----------    ----------
          NET INCREASE IN CASH AND CASH
           EQUIVALENTS                                151,838        31,833

Cash and cash equivalents at beginning of year        119,332        87,499
                                                   ----------    ----------
Cash and cash equivalents at end of year           $  271,170    $  119,332
                                                   ==========    ==========
Supplemental Cash Flow Information

Cash paid during the year for:
  Interest                                         $  148,449    $   44,631
  Income taxes                                          8,973        28,146

Noncash investing and financing activities:

During 1999, property and equipment and oil and gas property additions of $501,945 were financed through the issuance of 439,513 shares of common stock. During 1999 and 1998, depreciation expense on oil field service equipment of $23,686 and $16,997, respectively, was capitalized to oil and gas properties and oil and gas property additions of $0 and $57, respectively, were financed through accounts payable.

The accompanying notes are an integral part of these statements.

                          PONTOTOC PRODUCTION, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           March 31, 1999 and 1998

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

On December 10, 1997, Pontotoc Production Company, Inc. ("Pontotoc") was acquired by Mahogany Capital, Inc. ("Mahogany"), a nonoperating public shell corporation, through exchange of 100% of the issued and outstanding shares of Pontotoc's common stock for approximately 84% of the outstanding shares of Mahogany's common stock. Mahogany's legal name was changed to Pontotoc Production, Inc. (the "Company"). The acquisition was considered to be a capital transaction, in substance equivalent to the issuance of stock by Pontotoc for the net monetary assets of Mahogany, accompanied by a recapitalization of Pontotoc. Common stock and additional paid-in capital at April 1, 1996 have been restated to reflect the recapitalization for all periods presented.

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

2.  Investments

Trading securities are carried at fair value with unrealized gains and losses included in earnings.

Investments in affiliated companies and joint ventures owned 20% to 50% or which the Company is able to exercise significant influence over operations are accounted for on the equity method. Accordingly, the consolidated statements of earnings include the Company's share of the affiliated entities' net earnings.

3.  Futures Contracts

The Company contracts to sell crude oil at future dates at prices based on then-current market prices. Due to wide fluctuations in the market prices for crude oil, the Company frequently enters into futures contracts to hedge the price risk associated with anticipated sales. Gains and losses on these contracts are deferred and recognized concurrently with the revenues from the associated exposures. At March 31, 1999, the Company has entered into futures contracts settling at various dates through June 1999.

                          PONTOTOC PRODUCTION, INC.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           March 31, 1999 and 1998

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

3.  Futures Contracts - Continued

The gains (losses) on these futures contracts at March 31, 1999 and 1998 of approximately $(29,600) and $7,500, respectively, have been deferred. These deferred amounts are reflected in other current assets at March 31, 1999 and other current liabilities at March 31, 1998.

4.  Property and Equipment

Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using an accelerated method. Estimated useful lives are as follows:

          Furniture, fixtures, and office equipment     5-7 years
          Automobiles and trucks                          5 years
          Leasehold improvements                          7 years
          Oil field service equipment                   5-7 years

Impairment losses are recorded on property and equipment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

5.  Oil and Gas Properties

The full cost method of accounting is used to account for oil and gas properties. Under this method of accounting, all costs incident to the acquisition, exploration, and development of properties (both developed and undeveloped), including costs of abandoned leaseholds, lease rentals, unproductive wells, and well drilling and equipment costs, are capitalized. These costs as well as estimated future development costs on proved undeveloped properties are amortized using the units-of-production method.
The units-of-production method is based primarily on estimates of reserve quantities. Due to uncertainties inherent in this estimation process, it is at least reasonably possible that reserve quantities will be revised significantly in the near term. If the Company's unamortized costs exceed the cost center ceiling (defined as the sum of the present value, discounted at 10%, of estimated future net revenues from proved reserves, less related income tax effects), the excess is charged to expense in the year in which the excess occurs. Generally, no gains or losses are recognized on the sale or disposition of oil and gas properties. Income in connection with contractual services performed on wells in which the Company has an economic interest is credited to oil and gas properties as a component of the full cost pool.

6.  Revenue Recognition

Oil and gas sales are recognized when the product is transported from the well site. Well supervision fees and overhead reimbursements from producing properties are recognized when the services are performed.

                          PONTOTOC PRODUCTION, INC.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           March 31, 1999 and 1998

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

7.  Income Taxes

Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws.

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes a valuation allowance is not required for deferred tax assets at March 31, 1999 or 1998.

8.  Concentrations of Credit Risk and Major Customers

The Company extends credit to purchasers of oil and natural gas which are primarily large energy companies. The Company had one purchaser whose purchases were 87% and 90%, respectively, of total revenues for the years ended March 31, 1999 and 1998 and were 65% and 91%, respectively, of accounts receivable at March 31, 1999 and 1998.

9.  Earnings Per Share

Basic earnings per common share are based upon the weighted average number of
common shares outstanding.   Diluted earnings per common share are based on
the assumption that all of the common stock purchase warrants are converted into common shares using the treasury stock method. There are no differences in net earnings for purposes of computing basic and diluted earnings per share as conversion of the common stock purchase warrants would have no effect on net earnings.

The following table sets forth the computation of weighted average shares outstanding, basic and diluted, for the years ended March 31:

                                                     1999          1998

     Weighted average shares outstanding          4,420,761     3,750,000
     Effect of dilutive securities -
      common stock purchase warrants                 50,585             -
                                                  ---------     ---------
     Weighted average shares outstanding -
      assuming dilution                           4,471,346     3,750,000
                                                  =========     =========

10.  Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates based on management's knowledge and experience. Actual results could differ from those estimates.

                          PONTOTOC PRODUCTION, INC.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           March 31, 1999 and 1998

NOTE B - PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following at March
31:

                                                     1999          1998

     Furniture, fixtures, and office equipment    $  45,789     $  41,605
     Automobiles and trucks                         155,114       154,340
     Leasehold improvements                           7,261         7,261
     Oil field service equipment                    300,935       219,898
                                                  ---------     ---------
                                                    509,099       423,104
     Less accumulated depreciation and
      amortization                                  373,351       328,830
                                                  ---------     ---------
                                                    135,748        94,274
     Land                                            39,500        39,500
                                                  ---------     ---------
                                                  $ 175,248     $ 133,774
                                                  =========     =========

NOTE C - OIL AND GAS INFORMATION

Costs related to the oil and gas activities of the Company were incurred as follows:

                                                    Year ended March 31,
                                                    1999            1998

     Property acquisition costs                  $3,761,791       $487,960
     Development costs                              282,828        206,943

The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at March 31:

                                                    1999            1998

     Proved oil and gas properties               $6,008,933      $1,964,316
     Less accumulated depreciation,
      depletion, and amortization                  (421,734)       (221,111)
                                                 ----------      ----------
                                                 $5,587,199      $1,743,205
                                                 ==========      ==========

Depreciation, depletion, and amortization expense of oil and gas properties amounted to $1.32 and $1.37 per equivalent barrel of production for the years ended March 31, 1999 and 1998, respectively.

                          PONTOTOC PRODUCTION, INC.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           March 31, 1999 and 1998

NOTE D - OIL AND GAS RESERVE DATA (UNAUDITED)

The following estimates of proved reserve quantities and related standardized measure of discounted net cash flows are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves.
The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

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

                     Summary of Changes in Proved Reserves

                                                Year ended March 31,
                                           1999                    1998
                                   --------------------  --------------------
                                     Bbls        Mcf       Bbls        Mcf
                                   ---------  ---------  ---------  ---------
Proved developed and undeveloped
 reserves
  Beginning of year                1,526,072    478,371  1,339,175    411,168
  Extensions and discoveries         375,108  1,570,848    143,365     17,159
  Purchase of minerals in place    2,554,298  7,628,178     38,944     45,854
  Sale of minerals in place          (28,335)  (136,632)         -          -
  Production                        (137,436)   (87,942)   (89,827)   (43,572)
  Revisions of estimates              (2,443)    30,227     94,415     47,762
                                   ---------  ---------  ---------  ---------
  End of year                      4,287,264  9,483,050  1,526,072    478,371
                                   =========  =========  =========  =========

Proved developed reserves
  Beginning of year                  966,134    478,371    753,284    411,168
  End of year                      2,811,300  8,226,484    966,134    478,371

                          PONTOTOC PRODUCTION, INC.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           March 31, 1999 and 1998

NOTE D - OIL AND GAS RESERVE DATA (UNAUDITED) - CONTINUED

           Standardized Measure of Discounted Future Net Cash Flows
                  Relating to Proved Oil and Gas Reserves

                                                        March 31,
                                                  1999            1998
                                              ------------     -----------

Future oil and gas revenues                   $ 82,804,402     $26,024,555
Future production and development costs        (24,230,176)     (7,317,999)
                                              ------------     -----------
Future net cash flows before income taxes       58,574,226      18,706,556
Future income taxes                            (18,341,880)     (6,202,125)
                                              ------------     -----------
Future net cash flows after income taxes        40,232,346      12,504,431
Discounted at 10% for estimated timing of
  cash flows                                   (17,098,747)     (5,314,383)
                                              ------------     -----------
Standardized measure of discounted future
 net cash flows                               $ 23,133,599     $ 7,190,048
                                              ============     ===========

                  Changes in Standardized Measure of Discounted
                               Future Net Cash Flows
                      Related to Proved Oil and Gas Reserves

                                                   Year ended March 31,
                                                  1999            1998
                                              ------------     -----------

Sales and transfers of oil and gas
  produced, net of production costs           $   (973,276)    $  (937,167)
Development costs incurred during year
  which were previously estimated                   18,303          73,315
Extensions and discoveries, net of related
 development costs                               2,348,716       1,718,519
Net change in income taxes                      (6,980,359)        523,620
Accretion of discount                            1,075,627       1,203,934
Purchase of minerals in place                   16,974,683         328,437
Sale of minerals in place                         (196,437)              -
Net changes in production rates and other        4,110,318      (2,040,128)
Revisions in quantity estimates                      8,121         872,743
Net change in sales and transfer prices,
 net of related production costs                  (442,145)     (2,477,416)
                                              ------------     -----------
Net increase (decrease)                         15,943,551        (734,143)

Balance at beginning of year                     7,190,048       7,924,191
                                              ------------     -----------

Balance at end of year                        $ 23,133,599     $ 7,190,048
                                              ============     ===========

                          PONTOTOC PRODUCTION, INC.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           March 31, 1999 and 1998


NOTE E - LONG-TERM DEBT

Long-term debt consisted of the following at March 31:

                                                  1999            1998
                                              ------------     -----------
Note payable to BancOne, Oklahoma, N.A.
("BancOne") bearing interest at bank prime
(7.75% at March 31, 1999); due in September
1999; collateralized by oil and gas
properties                                     $2,364,718        $468,623

Other notes payable                                     -           1,599
                                               ----------        --------
                                                2,364,718         470,222
Less current maturities                         2,364,718           1,599
                                               ----------        --------
                                               $        -        $468,623
                                               ==========        ========

The note payable to BancOne is subject to the provisions of a credit agreement, covenants of which provide for, among other things, current ratio, debt service ratios, and tangible net worth requirements, as defined.

NOTE F - INCOME TAX EXPENSE

The components of income tax expense were as follows:

                                                   Year ended March 31,
                                                  1999            1998
                                              ------------     -----------
Current
  Federal                                       $ 2,359        $ 26,881
  State                                               -               -
                                                -------        --------
                                                  2,359          26,881
Deferred                                         97,364         110,807
                                                -------        --------
                                                $99,723        $137,688
                                                =======        ========

Deferred tax assets and liabilities consisted of the following at March 31:

                                                  1999            1998
                                              ------------     -----------
Assets
  Investments                                   $21,397         $ 9,448
  Other                                           1,366           2,084
                                                -------         -------
                                                $22,763         $11,532
                                                =======         =======

                          PONTOTOC PRODUCTION, INC.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           March 31, 1999 and 1998

NOTE F - INCOME TAX EXPENSE - CONTINUED

                                                       1999       1998
                                                  ------------ -----------

Liabilities
  Conversion from accrual to cash basis             $ 73,217     $ 50,250
  Property and equipment                               6,254        6,254
  Oil and gas properties                             461,699      376,071
                                                    --------     --------
                                                    $541,170     $432,575
                                                    ========     ========

The effective tax rate on earnings before income taxes differs from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with actual taxes for the years ended March 31:

                                                       1999       1998
                                                  ------------ -----------


Computed federal tax provision                      $130,317     $171,567
Increase (decrease) in tax from
  Allowable percentage depletion in excess
   of depletion for financial statements             (29,597)     (23,120)
  Nondeductible expenses                               3,672        3,568
  State taxes, net of federal income tax benefit           -        4,390
  Effect of graduated rates, tax credits, and other   (4,669)     (18,717)
                                                    --------     --------
      Provision for income taxes                    $ 99,723     $137,688
                                                    ========     ========
NOTE G - COMMITMENTS AND CONTINGENCIES

1.  Leases

The Company conducts its operations from facilities which are leased from an affiliate under an operating lease. The lease calls for monthly rentals of $1,000 and is on a month-to-month basis.

Rent expense for the years ended March 31, 1999 and 1998 was $12,918 and $14,154, respectively.

2.  Other

The Company is involved in various legal actions relating to its operations. Management believes that losses, if any, arising from such actions will not be material to the Company's financial position or results of operations.

                          PONTOTOC PRODUCTION, INC.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           March 31, 1999 and 1998

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 1999 and 1998 as required by Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Company's financial instruments, is based upon the requirements of SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table are the amounts at which the financial instruments are reported in the financial statements.

All of the Company's financial instruments are held for purposes other than trading except for trading securities. The carrying amounts of cash and cash equivalents approximate fair values of such assets. The carrying amounts of trading securities approximate fair values of such assets as carrying values are adjusted to quoted market prices. The fair value of note receivable - affiliate is estimated by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Estimated fair value of fixed rate long-term debt is the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities. The carrying amount of variable rate debt approximates fair value because interest rates adjust to market rates.
                                     1999                     1998
                             Carrying     Estimated    Carrying    Estimated
                              amount      fair value    amount     fair value
                            ------------  -----------  ---------   ----------
Financial assets
 Cash and cash equivalents  $    271,170  $   271,170  $ 119,332   $ 119,332
 Trading securities                2,188        2,188      5,250       5,250
 Note receivable -
  affiliate                       70,000       70,000          -           -
Financial liabilities
 Fixed rate long-term debt             -            -     (1,599)     (1,599)
 Variable rate long-term
  debt                        (2,364,718)  (2,364,718)  (468,623)   (468,623)

NOTE I - PROPERTY ACQUISITIONS

Effective July 1, 1998, the Company acquired oil and gas properties and equipment from an Oklahoma oil and gas operator for approximately $2,750,000 and 402,000 shares of common stock. The acquisition has been accounted for using the purchase method, and the operations of the acquired properties are included subsequent to July 1, 1998. The purchase price of approximately $3,168,500 was allocated to the assets, primarily oil and gas properties, acquired on the basis of their estimated fair value.

The following summarized pro forma, unaudited, information assumes the acquisition had occurred on April 1, 1997:

                                                  Year ended March 31,
                                                 1999              1998
                                              ------------     -----------
Revenues                                       $2,395,787       $3,353,095
Net earnings                                      360,122          674,693
Basic and Diluted earnings per share                  .08              .15

                          PONTOTOC PRODUCTION, INC.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           March 31, 1999 and 1998

NOTE J - RELATED PARTY TRANSACTION

During 1999, the Company acquired a 45% ownership interest in a natural gas gathering company for $4,500 which is reflected in other assets. In addition, the Company loaned $70,000 to this entity under a note agreement which requires monthly payments of interest at 10% and matures on April 30, 2001.

NOTE K - STOCKHOLDERS' EQUITY

During May 1998, the Company issued 37,153 shares of common stock in exchange for oil and gas properties. The common stock was valued at $2.25 per share based on the estimated fair value of the oil and gas properties acquired.

In July 1998, the Company issued 402,360 shares of common stock having an estimated fair value of $1.04 per share in conjunction with the acquisition of certain oil and gas properties (see Note I). The fair value was estimated based on the fair value of common stock and common stock purchase warrants being sold through a private placement occurring at approximately the same time.

The Company completed a private placement in October 1998 of 465,000 shares of common stock and 465,000 common stock purchase warrants, for a total price of $1,511,250. The warrants are exercisable at $3.75 per share at any time through February 1, 2000.

The Board of Directors is authorized to issue the Company's preferred stock in series and is further authorized to establish the relative rights and preferences for each series, including voting rights and common stock conversion rights.

NOTE L - YEAR-END ADJUSTMENT

During the fourth quarter of 1999, proceeds from the sale of certain oil and gas properties recorded as other income in the Company's third quarter were credited to the full cost pool. The effect of the adjustment was to reduce net earnings by approximately $148,000 or $.03 per basic and diluted share for the year ended March 31, 1999.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 1999                  PONTOTOC PRODUCTION, INC.


                                     By:/s/ James Robson, Jr.
                                         James "Robby" Robson, Jr., President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                     DATE



/s/ James Robson, Jr.           President (Chief Executive     June 28, 1999
James "Robby" Robson, Jr.       Officer) and Director



/s/ Todd Robson                 Vice President, Secretary,     June 28, 1999
Todd Robson                     Treasurer (Chief Finan-
                                ancial and Accounting
                                Officer) and Director


/s/ James Robson, Sr.           Vice President and Director    June 28, 1999
James Robson, Sr.



/s/ Brian K. Gourley            Director                       June 28, 1999
Brian K. Gourley