Form 10QSB
period 1999-06-30
PONTOTOC PRODUCTION INC
filed 1999-08-11
CIK 1022198

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                   For the quarterly period ended June 30, 1999


                         Commission File Number:  0-21313


                             PONTOTOC PRODUCTION, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Nevada                                       84-1349552
-------------------------------            ---------------------------------
(State of other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


                       808 East Main, Ada, Oklahoma 74820
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


                              (580) 436-6100
                        ---------------------------
                        (Issuer's telephone number)






Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of August 1, 1999, 4,681,513 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                                                       INDEX

                                                                   PAGE
                                                                  NUMBER
Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of June 30, 1999
              and March 31, 1999                                     3

              Statement of Earnings - Three Months Ended
              June 30, 1999 and 1998                                 4

              Statements of Cash Flows - Three Months Ended
              June 30, 1999 and June 30, 1998                        5

              Notes to Financial Statements                          6

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of Operations         7

Part II.  Other Information                                          9

Signature Page                                                      10

                            PONTOTOC PRODUCTION, INC.
                                BALANCE SHEETS
                              June 30, 1999 AND
                               MARCH 31, 1999

               ASSETS                        June 30,
                                              1999        March 31,
                                           (Unaudited)      1999
                                          -------------  -----------
CURRENT ASSETS
  Cash and cash equivalents               $   453,460    $  271,170
  Trading securities                            2,188         2,188
  Accounts receivable, net                    360,018       295,542
  Other current assets                         29,567        29,567
                                          -----------    ----------
     Total current assets                     845,233       598,467

PROPERTY AND EQUIPMENT-AT COST, net           384,776       175,248
OIL AND GAS PROPERTIES-AT COST, net,
  using the full cost method                5,196,279     5,587,199
NOTE RECEIVABLE-AFFILIATE                      70,000        70,000
OTHER                                          75,047         9,400
                                           ----------    ----------
                                           $6,571,335    $6,440,314
                                           ==========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                         $   70,601    $   59,181
  Accrued and other current liabilities        11,387        51,408
  Income taxes payable                         65,817         9,809
  Deferred income taxes                        74,493        74,493
  Current portion of long-term debt         2,068,009     2,364,718
                                           ----------    ----------
     Total current liabilities              2,290,307     2,559,609

LONG-TERM DEBT, less current maturities        26,252             -
DEFERRED INCOME TAXES                         453,723       443,914
COMMITMENTS AND CONTINGENCIES                       -             -
STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value;
   authorized 100,000,000 shares;
   issued and outstanding, 4,681,513
   and 4,654,513 shares                           468           465
  Additional paid-in capital                2,124,605     2,018,828
  Retained earnings                         1,675,980     1,417,498
                                           ----------    ----------
                                            3,801,053     3,436,791
                                           ----------    ----------
                                           $6,571,335    $6,440,314
                                           ==========    ==========

The accompanying note is an integral part of these statements.

                            PONTOTOC PRODUCTION, INC.
                       STATEMENT OF EARNINGS - UNAUDITED
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                              AND JUNE 30, 1998

                                                   1999          1998
Operating revenues                                 ----          ----

  Oil and gas sales                             $ 902,969     $ 348,251
  Well supervision fees and
    overhead reimbursements                        21,336         8,938
  Other                                              -             -
                                                ---------     ---------
     Total                                        924,305       357,189
                                                ---------     ---------
Operating costs and expenses

  Production                                      432,685       164,329
  Depreciation, depletion, and amortization        75,040        38,775
  General, administration, and other               86,657        81,233
                                                ---------     ---------
                                                  594,382       284,337
                                                ---------     ---------
     Earnings from operations                     329,923        72,852

Other income (loss)                                66,501        10,751
Interest expense                                  (47,123)      (11,409)
                                                ---------     ---------
     Earnings before income taxes                 349,301        72,194

Provision for income taxes                        (90,819)      (13,049)
                                                ---------     ---------
                                                $ 258,482     $  59,145
                                                =========     =========

Net Income Per Share                            $     .06     $     .02
                                                =========     =========

Weighted average common shares outstanding      4,681,513     3,807,164
                                                =========     =========














The accompanying note is an integral part of these statements.

                          PONTOTOC PRODUCTION, INC.
                      STATEMENTS OF CASH FLOWS-UNAUDITED
                 FOR THE THREE MONTHS ENDED JUNE 30, 1999
                              AND JUNE 30, 1998
                                                        1999        1998
                                                        ----        ----
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings                                       $ 258,482   $   58,145
  Adjustments to reconcile net earnings to
  net cash provided by operating activities
     Depreciation, depletion, and amortization          75,040       38,775
     Deferred income taxes                                   -            -
     Gain on sale of property and equipment                  -            -

  Change in assets and liabilities
    (Increase) decrease in
       Trading securities                                    -            -
       Accounts receivable, net                        (64,807)      22,001
       Other current assets                                  -            -
       Other assets                                          -            -
    Increase (decrease) in
       Accounts payable                                      -      (11,287)
       Accrued and other current liabilities           (40,021)        (475)
       Income taxes payable                             65,807       (7,446)
                                                     ---------   ----------
    Net cash provided by operating activities          306,252      100,713

Cash flows from investing activities
  Issuance of note receivable affiliate                      -            -
  Purchase of property and equipment                  (224,984)      (1,257)
  Proceeds on sales of property and equipment                -            -
  Oil and gas property dispositions                    711,690            -
  Oil and gas property addition                       (380,344)     (25,887)
  Other                                                (65,647)           -
     Net cash provided by (used in)                  ---------   ----------
     investing activities                               40,715      (27,144)

Cash flows from financing activities
  Borrowing                                             41,480    2,050,000
  Repayment of borrowings                             (311,937)     (52,842)
  Sale of common stock, net of offering costs          105,780            6
                                                     ---------   ----------
     Net cash provided by (used in)
     financing activities                             (164,677)   1,997,164
                                                     ---------   ----------
     NET INCREASE IN CASH AND CASH EQUIVALENTS         182,290    2,070,733

Cash and cash equivalents at beginning of period       271,170      119,332
                                                     ---------   ----------
Cash and cash equivalents at end of period           $ 453,460   $2,190,065
                                                     =========   ==========
Supplemental Cash Flow Information
Cash paid during the period for:
  Interest                                           $  47,123   $   11,409
  Income taxes                                          90,819       13,049

The accompanying note is an integral part of these statements.

                            PONTOTOC PRODUCTION, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                JUNE 30, 1999

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The major operations of Pontotoc Production, Inc. (the "Company") consist of exploration, production, and sale of crude oil and natural gas in the United States with an area of concentration in shallow reserves in the vicinity of Pontotoc County, Oklahoma. Other business segments are not a significant factor in the Company's operation.

The interim financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Pontotoc Production, Inc. as of June 30, 1999 and March 31, 1999, and the results of operations and cash flows for the three months ended June 30, 1999 and June 30, 1998, have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 1999 audited financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF THE CONSOLIDATED STATEMENTS OF OPERATIONS


RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

     Operating revenues for the three months ended June 30, 1999 increased $567,116 (158%) from the first quarter of the prior year due to higher oil and gas production through acquisitions and recompletions and a 19% increase in oil prices which were $14.35 per barrel in the first quarter of the last fiscal year and $17.11 in the first quarter of the current fiscal year.

     Production costs for the three months ended June 30, 1999 increased $268,356 (163%) from the first quarter of the prior year due primarily to the addition of oil and gas properties.

     Depreciation, depletion and amortization for the three months ended June 30, 1999 increased $36,265 (94%) as compared to the same quarter the prior year due to additional oil and gas properties and equipment.

     General and administrative costs for the three months ended June 30, 1999 increased $5,424 (6%) over the first quarter in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $(1,445,074) at June 30, 1999 as compared to $(1,961,142) at March 31, 1999. The increase in working capital during the first quarter was primarily attributable to the Company's net income of $258,482 and an increase in accounts receivable.

     During the three months ended June 30, 1999 cash generated by operating activities was $306,252 compared to cash generated of $100,713 for the three months ended June 30, 1998. The increase in the amount of cash generated was primarily due to the increase in net earnings and an increase in accounts receivable.

     Cash flows provided by investing activities during the three months ended June 30, 1999 were $40,715 compared to $(27,144) for the comparable period of 1998 primarily due to the fact that the Company sold a small portion of its oil and gas properties for $711,690. This was offset by the purchase of other oil and gas properties and equipment for $605,328.

     Cash flows used in financing activities during the three months ended June 30, 1999 were $(164,677) compared to $1,997,164 received from financing activities during the comparable period of 1998. The Company borrowed $41,480 and repaid $311,937 during the three months ended June 30, 1999.

     The Company does not have any material commitments for capital expenditures as of the filing of this Report.

YEAR 2000 COMPLIANCE

     The Company has reviewed its computer operations and has identified all computers and systems that are not year 2000 compliant. As a result of this review the Company has purchased a new oil and gas accounting software system which is year 2000 compliant. The cost of this software including training is approximately $18,000. This new software was installed in early July 1999 and should be fully operational by the end of August 1999.

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

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     During the three months ended June 30, 1999, the Company issued 13,000 shares of its Common Stock to two persons in exchange for certain oil and gas properties. With respect to these transactions, the Company relied on Section 4(2) of the Act. Each person was provided with information on the Company and each person executed a Subscription Agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificate and stop transfer orders were issued to the transfer agent.

     During the three months ended June 30, 1999, the Company issued 14,000 shares of its Common Stock to one person pursuant to a consulting agreement. With respect to this sale, the Company relied on Section 4(2) of the Act. The investor signed an Agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer orders were issued to the transfer agent.

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

                                    PONTOTOC PRODUCTION, INC.


Date:  August 11, 1999              By: /s/ James Robby Robson, Jr.
                                        James Robby Robson, Jr.
                                        President

                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically