Form 10QSB
period 1999-09-30
PONTOTOC PRODUCTION INC
filed 1999-11-09
CIK 1022198

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 1999


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

                            Yes X             No___

As of November 1, 1999, 4,801,513 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                                                       INDEX

                                                                   PAGE
                                                                  NUMBER
Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of September 30, 1999
              and March 31, 1999                                     3

              Statement of Earnings - Six Months Ended
              September 30, 1999 and 1998                            4

              Statement of Earnings - Three Months Ended
              September 30, 1999 and 1998                            5


              Statements of Cash Flows - Three Months Ended
              September 30, 1999 and September 30, 1998              6

              Notes to Financial Statements                          7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of Operations         8

Part II.  Other Information                                         10

Signature Page                                                      11

                            PONTOTOC PRODUCTION, INC.
                                BALANCE SHEETS
                       SEPTEMBER 30, 1999 (UNAUDITED)
                              AND MARCH 31, 1999

               ASSETS                     September 30,
                                              1999        March 31,
                                           (Unaudited)      1999
                                          -------------  -----------
CURRENT ASSETS
  Cash and cash equivalents               $  385,786     $  271,170
  Trading securities                           2,188          2,188
  Accounts receivable, net                   496,605        295,542
  Other current assets                        29,567         29,567
                                          -----------    ----------
     Total current assets                    914,146        598,467

PROPERTY AND EQUIPMENT-AT COST, net          433,097        175,248
OIL AND GAS PROPERTIES-AT COST, net,
  using the full cost method               5,228,346      5,587,199
NOTE RECEIVABLE-AFFILIATE                     35,000         70,000
OTHER                                        127,741          9,400
                                          ----------     ----------
                                          $6,738,330     $6,440,314
                                          ==========     ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $  135,711     $   59,181
  Accrued and other current liabilities       23,511         51,408
  Income taxes payable                       310,098          9,809
  Deferred income taxes                       74,493         74,493
  Current portion of long-term debt        1,007,633      2,364,718
                                          ----------     ----------
     Total current liabilities             1,551,446      2,559,609

LONG-TERM DEBT, less current maturities       13,268              -
DEFERRED INCOME TAXES                        453,723        443,914
COMMITMENTS AND CONTINGENCIES                      -              -
STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value;
   authorized 100,000,000 shares;
   issued and outstanding, 4,801,513
   and 4,654,513 shares                          480            465
  Additional paid-in capital               2,574,593      2,018,828
  Retained earnings                        2,144,820      1,417,498
                                          ----------     ----------
                                           4,719,893      3,436,791
                                          ----------     ----------
                                          $6,738,330     $6,440,314
                                          ==========     ==========

The accompanying note is an integral part of these statements.

                            PONTOTOC PRODUCTION, INC.
                       STATEMENT OF EARNINGS - UNAUDITED
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
                            AND SEPTEMBER 30, 1998

                                                   1999          1998
Operating revenues                                 ----          ----

  Oil and gas sales                             $1,993,699   $  955,544
  Well supervision fees and
    overhead reimbursements                         49,914       19,777
  Gas gathering                                     67,829            -
                                                ----------   ----------
                                                 2,111,442      975,321
                                                ----------   ----------
Operating costs and expenses

  Production                                       765,079      394,298
  Depreciation, depletion, and amortization        150,070      100,713
  General, administration, and other               169,532      255,385
                                                ----------   ----------
                                                 1,084,681      750,396

     Earnings from operations                    1,026,765      224,925

Other income (loss)                                 92,737       33,449
Interest expense                                   (82,078)     (63,788)
                                                ----------   ----------
     Earnings before income taxes                1,037,420      194,586

Provision for income taxes                         310,098       54,409
                                                ----------   ----------
                                                $  727,322   $  140,177
                                                ==========   ==========

Net Income Per Share:
  Basic                                         $      .15   $      .03
                                                ==========   ==========
  Diluted                                       $      .15   $      .03
                                                ==========   ==========

Weighted average common shares outstanding:
  Basic                                          4,694,190    4,613,293
                                                ==========   ==========
  Diluted                                        4,837,211    4,613,293
                                                ==========   ==========










The accompanying note is an integral part of these statements.

                            PONTOTOC PRODUCTION, INC.
                       STATEMENT OF EARNINGS - UNAUDITED
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                            AND SEPTEMBER 30, 1998

                                                   1999          1998
Operating revenues                                 ----          ----

  Oil and gas sales                             $1,123,110   $  607,293
  Well supervision fees and
    overhead reimbursements                         28,578       10,839
  Gas gathering                                     35,449            -
                                                ----------   ----------
                                                 1,187,137      618,132
                                                ----------   ----------
Operating costs and expenses

  Production                                       385,411      229,969
  Depreciation, depletion, and amortization         75,030       61,938
  General, administration, and other                82,871      174,152
                                                ----------   ----------
                                                   543,312      466,059
                                                ----------   ----------

     Earnings from operations                      643,825      152,073

Other income (loss)                                 79,253       22,698
Interest expense                                   (34,955)     (52,379)
                                                ----------   ----------
     Earnings before income taxes                  688,123      122,392

Provision for income taxes                        (219,279)     (29,863)
                                                ----------   ----------
                                                $  468,844   $   92,529
                                                ==========   ==========

Net Income Per Share:
  Basic                                         $      .10   $      .02
                                                ==========   ==========
  Diluted                                       $      .10   $      .02
                                                ==========   ==========

Weighted average common shares outstanding:
  Basic                                          4,719,165    4,613,293
                                                ==========   ==========
  Diluted                                        4,817,873    4,613,293
                                                ==========   ==========









The accompanying note is an integral part of these statements.

                          PONTOTOC PRODUCTION, INC.
                      STATEMENTS OF CASH FLOWS-UNAUDITED
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                            AND SEPTEMBER 30, 1998
                                                        1999        1998
                                                        ----        ----
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings                                      $  727,322   $  140,177
  Adjustments to reconcile net earnings to
   net cash provided by operating activities
     Depreciation, depletion, and amortization         150,070      100,713
     Net earnings in excess of investee distribu-
      tions                                            (67,869)

  Change in assets and liabilities
    (Increase) decrease in
       Accounts receivable, net                       (201,063)      14,673
    Increase (decrease) in
       Accounts payable                                 76,530      (34,112)
       Accrued and other current liabilities           (27,897)     (24,001)
       Income taxes payable                            310,098       33,914
                                                    ----------   ----------
    Net cash provided by operating activities          967,191      231,364

Cash flows from investing activities
  Payment of note receivable affiliate                  35,000            -
  Purchase of property and equipment                  (288,761)     (50,652)
  Oil and gas property dispositions                  1,052,050            -
  Oil and gas property additions                      (756,695)  (2,877,256)
  Other                                                   (352)           -
     Net cash provided by (used in)                 ----------   ----------
     investing activities                               41,242   (2,927,908)

Cash flows from financing activities
  Borrowing                                            277,076    2,132,169
  Repayment of borrowings                           (1,620,893)    (675,737)
  Sale of common stock, net of offering costs          450,000    1,297,927
                                                    ----------   ----------
     Net cash provided by (used in)
     financing activities                             (893,817)   2,754,359
                                                    ----------   ----------
     NET INCREASE IN CASH AND CASH EQUIVALENTS         114,616       57,815

Cash and cash equivalents at beginning of period       271,170      119,332
                                                    ----------   ----------
Cash and cash equivalents at end of period          $  385,786   $  177,147
                                                    ==========   ==========
Supplemental Cash Flow Information
Cash paid during the period for:
  Interest                                          $   82,078   $   63,788
  Income taxes                                               0       54,409

The accompanying note is an integral part of these statements.

                            PONTOTOC PRODUCTION, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 1999


NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The major operations of Pontotoc Production, Inc. (the "Company") consist of exploration, production, and sale of crude oil and natural gas in the United States with an area of concentration in shallow reserves in the vicinity of Pontotoc County, Oklahoma. Other business segments are not a significant factor in the Company's operation.

The interim financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Pontotoc Production, Inc. as of September 30, 1999 and March 31, 1999, and the results of operations and cash flows for the six months ended September 30, 1999 and 1998, have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 1999 audited financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF THE CONSOLIDATED STATEMENTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Operating revenue for the three months ended September 30, 1999, increased $569,005 (92%) from the comparable period of 1998 due to higher oil and gas production from recompletions and acquisitions and higher oil and gas prices. This increase also included $35,449 which represents the Company's 45% interest in the net income from Pontotoc Gathering LLC which was formed in late March 1999 because the Company was starting to produce significant quantities of gas in a new area.

     Production costs for the three months ended September 30, 1999, increased $155,442 (68%) from the comparable period of 1998 due to increased workovers and operating costs for oil and gas properties acquired since July 1, 1998.

     Depreciation, depletion and amortization increased $13,092 (21%) as compared to the same period in the prior year, due to a higher level of oil and gas production in the most recent period.

     General and administrative costs decreased $91,281 (52%) for the three months ended September 30, 1999, from the comparable period of 1998 primarily because of the engineering, accounting, legal and other costs incurred during the three months ended September 30, 1998, for a significant acquisition of oil and gas properties.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

     Operating revenue for the six months ended September 30, 1999, increased $1,136,121 (116%) from the comparable period of 1998 due to recompletions, higher oil and gas production and higher commodity prices. This increase also included $67,829 which represents the Company's 45% interest in the net income from Pontotoc Gathering LLC which was formed in late March 1999 because the Company was starting to produce significant quantities of gas in a new area.

     Production costs for the six months ended September 30, 1999, increased $370,781 (94%) due mainly to the costs associated with the oil and gas properties acquired since July 1, 1998.

     Depreciation, depletion and amortization increased $49,357 (49%) as compared to the same period in the prior year, due to a higher level of oil and gas production in the most recent period.

      General and administrative costs for the six months ended September 30, 1998, decreased $85,853 (34%) from the comparable period of 1998 primarily because of the engineering, accounting, legal and other costs incurred during the three months ended September 30, 1998, for a significant acquisition of oil and gas properties.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $(637,300) at September 30, 1999, as compared to $(1,961,142) at March 31, 1999. The increase in working capital is primarily due to the net earnings for the six month period. The Company is in the process of finalizing a two year extension on its long-term debt with an effective date of November 1, 1999. If these new maturities were reflected at September 30, 1999, the Company's working capital would increase to $346,480.

     During the six months ended September 30, 1999, cash generated by operating activities was $967,191 compared to cash generated of $231,364 for the six months ended September 30, 1998. The increase in the amount of cash generated was due primarily to the $587,145 increase in net earnings.

     Cash flows used in investing activities during the six months ended September 30, 1999, were $41,242 compared to $(2,927,908) for the comparable period of 1998. During this period in 1999 the Company recorded $1,052,050 from the sale of oil and gas properties and spent $756,695 on the purchase of oil and gas properties. The Company also purchased $288,761 of property and equipment.

     Cash flows from financing activities during the six months ended September 30, 1999, were $(893,817) compared to $2,754,037 during the comparable period of 1998. The Company repaid a total of $1,620,893 in borrowings and borrowed $277,076 during the six months ended September 30, 1999, and also received $450,000 from the sale of common stock pursuant to the exercise of warrants.

YEAR 2000 COMPLIANCE

     The Company has reviewed its computer operations and has identified all computers and systems that are not year 2000 compliant. As a result of this review the Company has purchased a new oil and gas accounting software system which is year 2000 compliant. The cost of this software including training is approximately $18,000. This new software was installed in early July 1999 and is expected to be fully operational by December 1, 1999.

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

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     During the three months ended September 30, 1999, the Company issued 120,000 shares of its common stock to 12 persons who exercised warrants which were sold in a private offering of units during 1998. With respect to these transactions, the Company relied on Section 4(2) of the Act. Each person was provided with information on the Company and each person executed a Subscription Agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificate and stop transfer orders were issued to the transfer agent.

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

                                    PONTOTOC PRODUCTION, INC.


Date:  November 8, 1999             By:/s/ James Robby Robson, Jr.
                                       James Robby Robson, Jr.
                                        President



Date:  November 8, 1999             By:/s/ Todd Robson
                                       Todd Robson, Treasurer (Chief
                                       Financial and Accounting Officer)

                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically