Form 10QSB
period 1999-12-31
PONTOTOC PRODUCTION INC
filed 2000-01-27
CIK 1022198

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 1999


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

                            Yes X             No___

As of January 15, 2000, 4,845,513 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                                  INDEX

                                                                   PAGE
                                                                  NUMBER
Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of December 31, 1999
              (Unaudited) and March 31, 1999 (Audited)              3

              Statement of Earnings - Nine Months Ended
              December 31, 1999 and 1998 (Unaudited)                4

              Statement of Earnings - Three Months Ended
              December 31, 1999 and 1998 (Unaudited)                5

              Statements of Cash Flows - Nine Months Ended
              December 31, 1999 and 1998                            6

              Notes to Financial Statements                         7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of Operations        8

Part II.  Other Information                                         10

Signature Page                                                      11

                            PONTOTOC PRODUCTION, INC.
                                BALANCE SHEETS
                         DECEMBER 31, 1999 (UNAUDITED)
                         AND MARCH 31, 1999 (AUDITED)

               ASSETS                         DECEMBER 31,   MARCH 31,
                                                 1999          1999
                                              (UNAUDITED)    (AUDITED)

CURRENT ASSETS
  Cash and cash equivalents                   $  645,163   $  271,170
  Trading securities                               2,188        2,188
  Accounts receivable, net                       576,931      295,542
  Other current assets                             2,292       29,567
                                              ----------   ----------
     Total current assets                      1,226,574      598,467

PROPERTY AND EQUIPMENT-AT COST, net              505,837      175,248

OIL AND GAS PROPERTIES-AT COST, net,
  using the full cost method                   5,558,793    5,587,199

NOTE RECEIVABLE-AFFILIATE                         14,500       70,000

OTHER                                            151,518        9,400
                                              ----------   ----------
                                              $7,457,222   $6,440,314
                                              ==========   ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                            $  109,022   $   59,181
  Accrued and other current liabilities           26,273       51,408
  Income taxes payable                           560,274        9,809
  Deferred income taxes                           74,493       74,493
  Current portion of long-term debt               11,125    2,364,718
                                              ----------   ----------
     Total current liabilities                   781,187    2,559,609

LONG-TERM DEBT, less current maturities          755,383         -

DEFERRED INCOME TAXES                            453,721      443,914

COMMITMENTS AND CONTINGENCIES                       -            -

STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value;
   authorized 100,000,000 shares;
   issued and outstanding, 4,845,513
   and 4,654,513 shares                              485          465
  Additional paid-in capital                   2,739,588    2,018,828
  Retained earnings                            2,726,858    1,417,498
                                              ----------   ----------
                                              $7,457,222   $6,440,314
                                              ==========   ==========

The accompanying note is an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                        STATEMENT OF EARNINGS-UNAUDITED

                                             For the nine months ended
                                                    December 31
                                                1999          1998
                                              ----------   ----------
Operating revenues
  Oil and gas sales                           $3,309,977   $1,471,053
  Well supervision fees and overhead
   reimbursements                                 87,497       38,595
                                              ----------   ----------
                                               3,397,474    1,509,648
                                              ----------   ----------

Operating costs and expenses
  Production                                   1,141,843      721,559
  Depreciation, depletion and
   amortization                                  225,100      162,651
  General, administration and other              255,063      300,624
                                              ----------   ----------
                                               1,622,006    1,184,834
                                              ----------   ----------
     Earnings from operations                  1,775,468      324,814

Other income (loss)                              195,699      238,573
Interest expense                                (101,533)    (102,247)
                                              ----------   ----------
     Earnings before income taxes              1,869,634      461,140

Provision for income taxes                      (560,274)    (166,908)
                                              ----------   ----------
                                              $1,309,360   $  294,232
                                              ==========   ==========

Net Income Per Share

  Basic                                       $      .28   $      .06
                                              ==========   ==========
  Diluted                                     $      .27   $      .06
                                              ==========   ==========

Weighted average common shares outstanding

  Basic                                        4,734,204    4,654,524
                                              ==========   ==========
  Diluted                                      4,933,527    4,654,524
                                              ==========   ==========











The accompanying note is an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                        STATEMENT OF EARNINGS-UNAUDITED

                                            For the three months ended
                                                    December 31
                                                1999          1998
                                              ----------   ----------
Operating revenues
  Oil and gas sales                           $1,316,078   $  515,508
  Well supervision fees and
   overhead reimbursements                        37,583       18,818
                                              ----------   ----------
                                               1,353,661      534,326
                                              ----------   ----------

Operating costs and expenses
  Production                                     376,764      327,261
  Depreciation, depletion and
   amortization                                   75,030       61,938
  General, administration and other               85,531       45,239
                                              ----------   ----------
                                                 537,325      434,438
                                              ----------   ----------
     Earnings from operations                    816,336       99,888

Other income (loss)                               35,333      205,126
Interest expense                                 (19,455)     (38,459)
                                              ----------   ----------
     Earnings before income taxes                832,214      266,555

Provision for income taxes                       250,176       78,879
                                              ----------   ----------
                                              $  582,038   $  187,676
                                              ==========   ==========

Net Income Per Share

  Basic                                       $      .12   $      .04
                                              ==========   ==========
  Diluted                                     $      .12   $      .04
                                              ==========   ==========

Weighted average common shares outstanding

  Basic                                        4,814,230    4,654,524
                                              ==========   ==========
  Diluted                                      4,996,364    4,654,524
                                              ==========   ==========









The accompanying note is an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                           STATEMENTS OF CASH FLOWS

                                             For the nine months ended
                                                    December 31,
                                                 1999         1998
                                              ----------   ----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings                                $1,309,360   $  294,232
  Adjustments to reconcile net earnings to
  net cash provided by operating activities
   Depreciation, depletion and amortization      225,100      162,651
   Net earnings in excess of investee
    distributions                               (100,185)        -
Change in assets and liabilities
  (Increase) decrease in:
   Accounts receivable, net                     (281,389)     101,456
   Other current assets                           27,275         -
   Accounts payable                               49,841      (13,315)
   Accrued and other current liabilities         (25,135)      16,865
   Income taxes payable                          560,274      146,413
                                              ----------   ----------
     Net cash provided by operating
      activities                               1,765,141      708,302

Cash flows from investing activities
  Payment of note receivable affiliate            55,500         -
  Purchase of property and equipment            (318,945)     (60,348)
  Oil and gas property dispositions            1,052,050      203,601
  Oil and gas property additions              (1,154,608)  (3,345,051)
  Other                                          (41,933)        -
                                              ----------   ----------
     Net cash provided by (used in)
      investing activities                      (407,936)  (3,201,798)

Cash flows from financing activities
  Borrowing                                      277,076    2,132,168
  Repayment of borrowings                     (1,875,288)    (757,302)
  Sale of common stock, net of offering
   costs                                         615,000    1,408,929
                                              ----------   ----------
     Net cash provided by (used in)
      financing activities                      (983,212)   2,783,795

NET INCREASE IN CASH AND CASH EQUIVALENTS        373,993      290,300

Cash and cash equivalents at beginning
  of period                                      271,170      119,332
                                              ----------   ----------
Cash and cash equivalents at end of period    $  645,163   $  409,632
                                              ==========   ==========

Supplemental Cash Flow Information
Cash paid during the period for:
  Interest                                    $  101,533   $  102,247
  Income taxes                                      -            -

      The accompanying note is an integral part of these statements.

                            PONTOTOC PRODUCTION, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               DECEMBER 31, 1999

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The major operations of Pontotoc Production, Inc. (the "Company") consist of exploration, production, and sale of crude oil and natural gas in the United States with an area of concentration in shallow reserves in the vicinity of Pontotoc County, Oklahoma. Other business segments are not a significant factor in the Company's operation.

The interim financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Pontotoc Production, Inc. as of December 31, 1999 and March 31, 1999, and the results of operations and cash flows for the nine months ended December 31, 1999 and December 31, 1998, and results of operations for the three months ended December 31, 1999 and December 31, 1998, have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 1999 audited financial statements.

Certain reclassifications have been made to the financial information presented for the second quarter of 1999 to conform with the third quarter 1999 presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF THE CONSOLIDATED STATEMENTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999, COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

     Operating revenue for the three months ended December 31, 1999, increased $819,335 (153%) from the comparable period of 1998 due to higher oil and gas production from recompletions (85% gas 15% oil) and higher oil prices (93% increase from comparable period).

     Other income decreased $169,793 from the comparable period in 1998. Included in the three months ended 1998 were proceeds from sales of properties which subsequently were transferred to the Full Cost Pool, while the three months ended December 31, 1999 includes the Company's share of net income ($32,556) from its 45% interest in Pontotoc Gathering LLC, which was formed in late March 1999 to transport the Company's gas that has become a significant part of the Company's operations.

     Production costs for the three months ended December 31, 1999, increased $49,503 (15%) from the comparable period of 1998 due to additional oil and gas properties being put on line.

     Depreciation, depletion and amortization increased $13,092 (21%) as compared to the same period in the prior year.

     General and administrative costs increased $40,292 (89%) due to the addition of Officer and Directors insurance, application fee to NASDAQ and the increase in Officer's and other administrative salaries.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1999, COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

     Operating revenue for the nine months ended December 31, 1999, increased $1,887,826 (125%) from the comparable period of 1998 due to higher oil and gas production thru drilling, recompletions and an increase in oil prices (54%).

     Other income decreased $42,874 for the nine months ended December 31, 1999, compared to the same period in prior year. The nine months ended December 31, 1998 included proceeds from sales of properties which were subsequently transferred to the Full Cost Pool. Included in the nine months ended December 31, 1999, was the Company's share of net income ($100,185) from its 45% interest in Pontotoc Gathering LLC.

     Production costs for the nine months ended December 31, 1999, increased $420,284 (58%) due mainly to the costs associated with the additional oil and gas properties acquired since July 1998.

     Depreciation, depletion and amortization increased $62,449 (38%) as compared to the same period in the prior year, due to a higher level of oil and gas production in the most recent period.

     General and administrative costs for the nine months ended December 31, 1999, decreased $45,561 (15%) due primarily to a decrease in legal, engineering, accounting and other costs incurred during the nine months ended December 31, 1998, for a significant acquisition of oil and gas properties.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $445,387 at December 31, 1999, as compared to $(1,961,142) at March 31, 1999. The increase in working capital is primarily due to the net earnings for the nine month period and the Company has finalized a two year extension on its long-term debt with an effective date of November 1, 1999.

     During the nine months ended December 31, 1999, cash generated by operating activities was $1,765,141 compared to cash generated of $708,302 for the nine months ended December 31, 1998. This increase in the amount of cash generated was due primarily to the $1,015,128 increase in net earnings.

     Cash flows used in investing activities during the nine months ended December 31, 1999, were $(407,936) compared to $(3,201,798) for the comparable period of 1998. During this period in 1999, the Company recorded $1,052,050 from the sale of oil and gas properties and spent $1,154,608 on the purchase and/or addition of oil and gas properties. Also, the Company purchased $318,945 of property and equipment.

     Cash flows from financing activities during the nine months ended December 31, 1999 were $(983,212) compared to $2,783,795 during the comparable period of 1998. The Company repaid a total of $1,875,288 in debt and borrowed $277,076 during the nine months ended December 31, 1999, and also received $615,000 from the sale of common stock pursuant to the exercising of warrants.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     During the three months ended December 31, 1999, the Company issued 44,000 shares of its common stock to 7 persons who exercised warrants which were sold in a private offering of units during 1998. With respect to these transactions, the Company relied on Section 4(2) of the Act. Each person was provided with information on the Company and each person executed a Subscription Agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer orders were issued to the transfer agent.

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

                                    PONTOTOC PRODUCTION, INC.


Date:  January 27, 2000             By:/s/ James Robby Robson
                                       James Robby Robson, Jr.
                                        President



Date:  January 27, 2000             By:/s/ Todd Robson
                                       Todd Robson, Treasurer (Chief
                                       Financial and Accounting Officer)

                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically