Form 10KSB
period 2000-03-31
PONTOTOC PRODUCTION INC
filed 2000-06-13
CIK 1022198

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2000

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

                                Yes [X]   No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $4,962,070.

As of June 9, 2000, 5,176,445 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $26,786,922.

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

     On June 1, 2000, the Company closed on the acquisition of Oklahoma Basic Economy Corporation ("OBEC") and the working interests of OBEC's partners for $9,900,000 in cash. The purchase was funded by advances under the Company's bank credit agreement. The properties acquired currently produce approximately 400 net equivalent barrels of oil per day. Proven reserves on the properties are estimated to be approximately 7.6 million barrels of oil equivalent.

     Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its wholly-owned subsidiary PPCI.

DESCRIPTION OF BUSINESS

     GENERAL

     The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas. The Company focuses on lower risk, shallow oil and gas properties in the State of Oklahoma. For the last several years, the Company has been the most active operator in south-central Oklahoma. Since its inception in 1985, the Company's subsidiary has drilled in excess of 93 wells. Through drilling, acquisition and recompletions, the Company's estimated proved reserves have reached 4,558,871 barrels of oil and 14,880,375 mcf of gas with an estimated future net revenue discounted at 10% of $62,984,012 as of March 31, 2000.

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

     The Company acts as "operator" of 260 wells pursuant to standard industry Operating Agreements.

MARKETS AND CUSTOMERS

     Marketing of the Company's oil and gas production is influenced by many factors which are beyond the Company's control and the exact effect of which cannot be accurately predicted. These factors include changes in supply and demand, changes in market prices, regulatory changes, and actions of major foreign producers.

     The Company sells its oil production to Sun Oil Co. (Sunoco) at the monthly New York Mercantile Exchange average price per barrel less $.35, and the majority of its gas to Pontotoc Gathering L.L.C. pursuant to a contract where the Company receives 80% of the spot price less the cost of transportation. Crude oil and condensate production are readily marketable. Crude oil is cost efficiently transportable from production centers to demand centers and is, therefore, subject to world-wide supply and demand. Oil prices are primarily dependent upon available oil supplies which can vary significantly depending on production and pricing policies of OPEC and other major producing countries and on significant events in major producing regions such as the Persian Gulf War in 1991.

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

     EMPLOYEES

     The Company currently has 22 full-time and 8 part-time employees. The Company is not subject to any collective bargaining agreement and believes that its relationship with its employees are good.

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

     3. DECLINE IN PRICE OF OIL. The price of crude oil has historically been subject to wide fluctuations. Although crude oil prices were at a relatively high level during the past fiscal year, there can be no assurance that such prices will remain at these levels.

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

     7. COMPETITION FOR SUITABLE PROPERTIES. There exists substantial competition in the market for properties suitable for oil and gas exploration. Established companies may have an advantage over the Company because of substantially greater resources in terms of number of personnel, finances and access to technical data to devote to the acquisition of properties. There can be no assurance that properties can be obtained or that exploratory work on any properties acquired in the future will result in commercially produc-ible reserves, or that any additional properties can be acquired economically.

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

     9. CONTROL BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS. Management beneficially owns over 40% of the outstanding Common Stock. (See Item 11.)

     10. GENERIC PREFERRED STOCK AUTHORIZED. The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of Preferred Stock, the terms, preferences, rights and restrictions of which may be established by its Board of Directors. Other companies on occasion have issued series of such preferred stock with terms, rights, preferences and restrictions that could be considered to discourage other persons from attempting to acquire control of such companies and thereby insulate incumbent management. It is possible the Company could issue shares of its Preferred Stock for such a purpose. In certain circumstances, the existence of corporate devices which would inhibit or discourage takeover attempts could have a depressant effect on the market value of the stock of a company. The Board of Directors has no current plans to issue any shares of Preferred Stock.

     11. NO DIVIDENDS. The Company has paid no dividends on its Common Stock since incorporation. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future and intends to devote any earnings to the development of the Company's business.

     12. COMMON STOCK ELIGIBLE FOR RESALE. Of the 5,176,445 shares of Common Stock presently outstanding, approximately 2,897,154 shares are "restricted securities" and under certain circumstances may be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. A majority of these shares are currently eligible for resale under Rule 144. Future sales of such shares will in all likelihood depress the market price of the Company's Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

     GENERAL

     During the year ended March 31, 2000, the Company drilled six wells and recompleted 22 wells owning an average of 90% interest in each. Twenty-six wells have been successfully completed. One well was turned into a disposal well and one well was declared a dry hole. The Company also purchased seven additional producing leaseholds located in Pontotoc County, Oklahoma. Also, the Company sold its leasehold acreage in Okmulgee County, Oklahoma. Capital expenditures for oil and gas activities totaled $1,632,982 in the year ended March 31, 2000.

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

     ESTIMATED PROVED OIL AND GAS RESERVES AND FUTURE NET REVENUES

     In March 2000, Fletcher Lewis Engineering, an independent petroleum engineering firm, estimated proved reserves for the Company's properties which represented 95% of the estimated future value of the estimated reserves. Remaining were estimated to represent 5%. At March 31, 2000, oil represented 65% and natural gas represented 35% of the total reserves denominated in equivalent barrels using a six Mcf of gas to one barrel of oil conversion ratio.

     The following table sets forth, as of March 31, 2000, information regarding the Company's proved reserves. The average price used to calculate estimated future net revenues was $24.00 per barrel held constant for oil and $2.28 per Mcf of gas as of March 31, 2000. Amounts do not include estimates of future federal and state income taxes.

                                                             Estimated Future
                         Net Oil    Net Gas      Future      Net Revenues
                         (Bbls)       Mcf        Revenues    Discounted at 10%
                       ---------   ---------   -----------   -----------------

Proved Developed       1,784,802   3,199,614   $ 32,192,127     $20,133,478
Producing
Proved Developed          59,789     232,412   $  1,026,811     $   654,165
Non-Producing
Behind-Pipe              946,081   7,042,958   $ 31,851,563     $17,723,428
Proved Undeveloped     1,768,199   4,405,391   $ 43,139,382     $24,472,941
                       ---------  ----------   ------------     -----------
    Total              4,558,871  14,880,375   $108,209,883     $62,984,012


     PRODUCTION, AVERAGE SALES PRICES AND AVERAGE PRODUCTION COSTS

     The Company's net production quantities and average sales price per unit for the indicated years are set forth below.

                   YEAR ENDED        YEAR ENDED        YEAR ENDED
                 MARCH 31, 2000    MARCH 31, 1999    MARCH 31, 1998
                ----------------   ---------------   ----------------
PRODUCT         VOLUME    PRICE    VOLUME    PRICE   VOLUME    PRICE
-------         -------   ------   -------   ------  ------    ------

Gas (Mcf)       637,387   $ 1.76    87,942   $ 1.58  47,077    $ 1.74
Oil (bbls)      159,113   $22.63   137,436   $13.37  84,870    $19.45


     Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcfs to barrels) were $5.78, $6.97 and $5.49 per barrel in the years ended March 31, 2000, 1999 and 1998, respectively.

     PRODUCTIVE WELLS AND DEVELOPED ACREAGE

     Developed acreage at March 31, 2000, totaled 8,652 net and 14,210 gross acres. At March 31, 2000, the Company owned working interests in 187 net (224 gross) oil wells and 30 net (36 gross) gas wells. In addition, the Company owned royalty and production payment interests in approximately 48 oil and gas wells.

     UNDEVELOPED ACREAGE

     As of March 31, 2000, the Company had 2,847 undeveloped acres.

     DRILLING AND NEW ZONE RECOMPLETIONS

     The following tables set forth the number of gross and net oil and gas wells in which the Company has participated in drilling or new zone recompletions and the results thereof for the periods indicated.

                                GROSS WELLS

                                  EXPLORATORY           DEVELOPMENT
YEAR ENDED     TOTAL GROSS    -------------------    -----------------
 MARCH 31,       WELLS        OIL     GAS     DRY    OIL    GAS    DRY
-----------    -----------    ---     ---     ---    ---    ---    ---
  2000            28           3       2       1       5    17       0
  1999            12           0       1       0       6     4       1
  1998             7           0       0       0       7     0       0
  1997            14           0       0       0      12     0       2
  1996            18           0       0       0      16     2       0
1985-1995         50           3       1       6      30     5       5
                 ---           -       -       -      --    --       -
                 129           6       4       7      76    28       8

                                 NET WELLS

                                  EXPLORATORY            DEVELOPMENT
YEAR ENDED     TOTAL NET      -------------------     -----------------
 MARCH 31,       WELLS        OIL     GAS     DRY     OIL    GAS     DRY
-----------    ----------     ---     ---     ---     ---   ------   ---
  2000           24.00        2.5     2.00    1      5.00   13.5     0
  1999            8.70        0       0.65    0      4.20    3.1     0.75
  1998            5.80        0       0       0      5.80    0       0
  1997           11.60        0       0       0      9.96    0       1.66
  1996           14.94        0       0       0      13.28   1.66    0
1985-1995        41.50        2.49    0.83    3.32   26.56   4.15    4.15
                 -----        ----    ----    ----   -----   ----    ----
                106.54        4.99    3.48    4.32   64.80   22.41   6.56

PRESENT ACTIVITIES

     On June 1, 2000, the Company closed on the acquisition of Oklahoma Basic Economy Corporation ("OBEC") and the working interests of OBEC's partners for $9,900,000 in cash. The purchase was funded by advances under the Company's bank credit agreement. The properties acquired currently produce approximately 400 net equivalent barrels of oil per day. Proven reserves on the properties are estimated to be approximately 7.6 million barrels of oil equivalent.

OFFICE LEASE

     The Company currently leases approximately 4,500 square feet of office space for its offices at 808 East Main, Ada, Oklahoma 74820. The space is based on a month-to-month basis at a cost of $1,500 per month from an entity which is partially owned by the families of Todd Robson and James Robson, Sr. The Company believes that these offices are suitable and adequate to meet its present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings in which the Company is a party, and the Company is not aware of any threatened legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock began trading on the Nasdaq Small-Cap Market on December 13, 1999, under the symbol "PNTU." Prior to that time, the Company's Common Stock was traded on the over-the-counter market and was quoted on the NASD's OTC Bulletin Board. The following table sets forth the high and low sale prices for the Company's securities as reported by the Nasdaq Stock Market since December 13, 1999, and the high and low bid prices for the prior periods.

             QUARTER ENDED                 HIGH BID     LOW BID
             -------------                 --------     -------

     June 30, 1998                          $4.50       $2.1875
     September 30, 1998                     $4.50       $3.625
     December 31, 1998                      $3.78125    $1.625
     March 31, 1999                         $5.375      $3.50

     June 30, 1999                          $7.19       $5.00
     September 30, 1999                     $8.50       $6.25
     December 31, 1999                      $8.06       $6.25
     March 31, 2000                         $7.50       $6.00

     (b) HOLDERS. As of June 9, 2000, the Company had 135 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. During the three months ended March 31, 2000, the Company issued 330,932 shares of its common stock to 51 persons who exercised warrants which were sold in a private offering of units during October of 1998. With respect to these transactions, the Company relied on Section 4(2) of the Act. Each person was provided with information on the Company and each person executed a Subscription Agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer orders were issued to the transfer agent.

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

YEAR ENDED MARCH 31, 2000 COMPARED TO THE YEAR ENDED MARCH 31, 1999

     Operating revenues for the year ended March 31, 2000, increased $2,842,640 (134%) from the prior year due to a 549,445 mcf (624%) increase in gas production and a 21,677 bbls. (16%) increase in oil production which was achieved by the drilling and successful recompletion of 27 wells through the year. Also, oil prices received increased 69% ($9.26 per bbl.) and gas prices received increased 11% (0.18 per mcf).

     Production costs for the year ended March 31, 2000, increased $472,549(45%) due to the addition of 7 oil and gas properties and the costs associated with those properties, along with higher production taxes associated with the increase in oil and gas production.

     Depreciation, depletion and amortization costs of the year ended March 31, 2000, rose $140,094 (63%) as compared to the prior year mainly due to the addition of oil and gas properties ($1,632,982) and additional property and equipment ($268,611). General and administrative expenses increased $20,641 (6%) due to the addition of administrative employees.

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

     CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital was $1,883,549 at March 31, 2000, compared to a (deficit) of ($1,961,142) at March 31, 1999. The increase in working capital is due to the Company paying off it's long-term debt from proceeds of warrants exercised and cash provided by operating activities.

     During the year ended March 31, 2000, cash generated by operating activities was $2,661,997 compared to cash generated of $528,774 for the year ended March 31, 1999. The increase in the amount of cash generated was primarily due to the Company's continued recompletion program which increased gas production by 624% and oil production by 16% together with a 69% increase in the price of oil. These factors were the primary contributors to a 603% increase in net earnings.

     Cash used in investing activities during the year ended March 31, 2000, was $650,647 compared $3,679,481 for the prior year. The Company paid $1,534,070 toward the purchase of oil and gas properties and sold $1,088,754 of oil and gas properties which accounts for the decrease.

     Cash used in financing activities during the year ended March 31, 2000, was ($508,723) compared to $3,302,545 provided by financing activities during the prior year. The Company repaid $2,646,704 and borrowed $281,986 during the year. Also the Company had net proceeds of $1,855,995 from the sale of common stock (warrants exercised associated with the private placement completed during the prior year).

     The Company has approved a budget of approximately $1,500,000 to drill approximately 10 new wells and to recomplete 25 to 30 existing wells to continue its shallow gas program started in the prior year. Effective June 1, 2000, the Company has a $14,500,000 line of credit with an in-state bank. Interest on the line of credit is Libor plus 1.75% and is secured by certain oil and gas properties of the Company.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-20 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly-owned subsidiary, their ages and positions held in the Company are as follows:

          NAME               AGE           POSITIONS HELD AND TENURE
          ----               ---           -------------------------

James "Robby" Robson, Jr.    41     President, Chief Executive Officer and
                                    Director

Todd Robson                  37     Vice President, Secretary, Treasurer
                                    and Director

James Robson, Sr.            61     Vice President and Director

Brian K. Gourley             38     Director

Timothy A. Jurek             49     Director

Lyle P. Phillips             62     Director

     There is no family relationship between any Director or Executive Officer of the Company except that James Robby Robson, Jr. and Todd Robson are brothers and their father is James Robson, Sr.

     The Company has an audit committee which consists of Brian K. Gourley, Lyle P. Phillips and Todd Robson. The audit committee reviews the annual financial statements, any significant accounting issues, and the scope of the audit with the independent auditors and discusses with the auditors any other audit-related matters that may arise.

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

     TIMOTHY A. JUREK - Director. Mr. Jurek has served as a Director of the Company since September 1999. He has served as the President of Pontotoc Gathering LLC since March 1999. He worked as a project engineer for Conoco from 1978 until 1981. In 1981, he formed Western States Gas, the first of five natural gas gathering and marketing companies which Mr. Jurek founded and operated between 1981 and 1999. He has provided independent consulting services to the gas industry, been involved with acquisitions and mergers, served as an officer and director and has been a member of gas industry associations.

     LYLE P. PHILLIPS - Director. Mr. Phillips has served as a Director of the Company since September 1999. Mr. Phillips has been a private investor since August 1993. From September 1989 to August 1993, he served as Vice Chairman and as a director of First Continental Bank & Trust Co. From March 1991 until December 1992, he also served as the President and CEO of First Continental Bank & Trust. From September 1981 to June 1988, Mr. Phillips served as Vice Chairman, President and CEO of Kustom Electronics.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer whose total annual salary and bonus exceeded $100,000 for the year ended March 31, 2000, 1999 and 1998:

                                  SUMMARY COMPENSATION TABLE

                                                           LONG-TERM COMPENSATION
                                                   -----------------------------------
                           ANNUAL COMPENSATION         AWARDS        PAYOUTS
                          -----------------------  ----------------- --------
                                                            SECURI-
                                                             TIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------  -------- --------  -------  ------
James "Robby"       2000  $50,160    --    $6,561     --       --        --      --
 Robson, Jr.,       1999  $36,500    --    $3,504     --       --        --      --
 President                                 <FN1>
                    1998  $84,000    --    $4,806     --       --        --      --
                                           <FN1>
_______________

<FN1>  Represents dues paid to Oak Hill Country Club.

STOCK OPTION PLAN

     During November 1997, the Board of Directors adopted a Stock Option Plan (the "Plan"), and on November 12, 1997, the Corporation's shareholders approved the Plan. The Plan authorizes the issuance of options to purchase up to 500,000 shares of the Company's Common Stock.

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

     Since all options granted under the Plan must have an exercise price no less than the fair market value on the date of grant, the Company will not record any expense upon the grant of options, regardless of whether or not they are incentive stock options for stock options granted to employees. In accordance with FASB Interpretation No. 44 of APB25, Accounting for Stock Issued to Employees, stock options granted to non-employees subsequent to December 15, 1998 are measured at the fair value of the options. The Interpretation requires accounting recognition attributable to the service period remaining subsequent to July 1, 2000. Generally, there will be no federal income tax consequences to the Company in connection with Incentive Stock Options granted under the Plan. With regard to options that are not Incentive Stock Options, the Company will ordinarily be entitled to deductions for income tax purposes of the amount that option holders report as ordinary income upon the exercise of such options, in the year such income is reported.

     As of March 31, 2000, 92,500 options were outstanding.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of May 31, 2000, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment power over the shares except as noted.

                                     AMOUNT AND
  NAME AND ADDRESS                 NATURE OF BENE-          PERCENT
OF BENEFICIAL OWNERS               FICIAL OWNERSHIP         OF CLASS
-------------------------          ----------------         --------

James "Robby" Robson, Jr.                572,797              11.1%
1500 East 17th Street
Ada, Oklahoma 74820

Todd Robson                              570,161              11.0%
701 South Shumard
Ada, Oklahoma 74820

James Robson, Sr.                        580,851              11.2%
Route 4, Box 437
Ada, Oklahoma 74820

Brian K. Gourley                          58,671               1.1%
305 North Lake Drive
Ada, Oklahoma 74820

Lyle P. Phillips                         299,000 (1)           5.8%
11420 High Drive
Leawood, Kansas  66211

Timothy A. Jurek                          25,000                .5%
1345 East 29th Street
Tulsa, Oklahoma  74114

All Directors and Executive            2,106,480              40.7%
Officers as a Group (6
Persons)
______________

(1) Includes 256,000 shares held by a revocable trust of Mr. Phillips; 25,000 shares held by a revocable trust of Mr. Phillips' wife; and 18,000 shares held by a trust of which Mr. Phillips' wife serves as trustee.

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During March 1999, the Company and Timothy A. Jurek (who has approximately 20 years experience in building and operating natural gas gathering and marketing companies) formed Pontotoc Gathering LLC for the purpose of building a gas line which could be used to transport and market gas from the Company's existing and future wells in Pontotoc County. The Company and Mr. Jurek are each 45% owners of this LLC and two employees of the LLC own the other 10%. During September 1999 Mr. Jurek was added to the Company's Board of Directors.

     During the year ended March 31, 2000, the Company recognized approximately $113,000 in income from Pontotoc Gathering LLC. During 1999, the Company loaned $70,000 to this LLC under a note agreement which requires monthly payments of interest at 10% and matures on April 30, 2001. During the year ended March 31, 2000, the Company received principal payments of $63,700 on this note, leaving an outstanding balance at March 31, 2000 of $6,300.

     The Company sells its natural gas to the LLC on an 80/20 contract which means that the Company receives 80% of the spot price less the cost of
transportation.   Prior to setting up this LLC the Company received
approximately 55% of the spot price less the cost of transportation.

     Management believes that the terms of the transactions with Pontotoc Gathering LLC are at least as favorable as those which could be obtained from nonaffiliated parties.

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

                        INDEX TO FINANCIAL STATEMENTS


                                                              PAGE(S)

Report of Independent Certified Public Accountants . . . . .   F-2

Financial Statements:

     Balance Sheets, March 31, 2000 and 1999 . . . . . . . .   F-3

     Statements of Earnings for the years
     ended March 31, 2000 and 1999. . . . . . . . . . . . . .  F-4

     Statement of Stockholders' Equity
     for the years ended March 31, 2000 and 1999. . . . . . .  F-5

     Statements of Cash Flows for the years
     ended March 31, 2000 and 1999. . . . . . . . . . . . . .  F-6

     Notes to Financial Statements. . . . . . . . . . . . . .  F-8 - F-20

                 Report of Independent Certified Public Accountants


Board of Directors
Pontotoc Production, Inc.

We have audited the accompanying balance sheets of Pontotoc Production, Inc., as of March 31, 2000 and 1999, and the related statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pontotoc Production, Inc., as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Grant Thornton LLP

GRANT THORNTON LLP

Oklahoma City, Oklahoma
May 12, 2000

                           PONTOTOC PRODUCTION, INC.

                                BALANCE SHEETS

                                   March 31,

     ASSETS                                         2000           1999
                                                 ----------     ----------
CURRENT ASSETS
  Cash and cash equivalents (note A1)            $1,773,797     $  271,170
  Trading securities (note A2)                        4,723          2,188
  Accounts receivable, net of allowance
   for doubtful accounts of $1,361 in
   2000 and 1999 (note A8)                          700,376        295,542
  Other current assets (note A3)                     17,915         29,567
                                                 ----------     ----------
     Total current assets                         2,496,811        598,467

PROPERTY AND EQUIPMENT - AT COST, net
 (notes A4 and B)                                   397,587        175,248
OIL AND GAS PROPERTIES - AT COST, net,
 using the full cost method (notes A5,
 C, D, and E)                                     5,816,147      5,587,199
NOTE RECEIVABLE - AFFILIATE (note J)                  7,800         70,000
OTHER (note J)                                      170,461          9,400
                                                 ----------     ----------
                                                 $8,888,806     $6,440,314
                                                 ==========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                $   91,960     $   59,181
 Accrued and other current liabilities               24,239         51,408
    Income taxes payable (note F)                   230,917          9,809
    Deferred income taxes (note F)                  266,146         74,493
    Current portion of long-term debt (note E)            -      2,364,718
                                                 ----------     ----------
          Total current liabilities                 613,262      2,559,609

DEFERRED INCOME TAXES (note F)                      882,219        443,914

COMMITMENTS AND CONTINGENCIES (note G)                    -              -

STOCKHOLDERS' EQUITY (note K)
 Common stock - $.0001 par value; authorized,
  100,000,000 shares; issued and outstanding,
  5,176,445 shares in 2000 and 4,654,513
  shares in 1999                                        517            465
 Preferred stock - $.0001 par value;
  authorized, 5,000,000 shares; issued and
  outstanding, none                                       -              -
 Additional paid-in capital                       3,980,550      2,018,828
 Retained earnings                                3,412,258      1,417,498
                                                 ----------     ----------
                                                  7,393,325      3,436,791
                                                 ----------     ----------
                                                 $8,888,806     $6,440,314
                                                 ==========     ==========

The accompanying notes are an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.

                            STATEMENTS OF EARNINGS

                              Year ended March 31,

                                                    2000          1999
                                                 ----------     ----------
Operating revenues
 Oil and gas sales (note A8)                     $4,832,805     $2,034,087
 Well supervision fees and overhead
  reimbursements                                    129,265         85,343
                                                 ----------     ----------
                                                  4,962,070      2,119,430

Operating costs and expenses
 Production                                       1,533,360      1,060,811
 Depreciation, depletion, and amortization          361,552        221,458
 General, administrative, and other                 340,522        319,881
                                                 ----------     ----------
                                                  2,235,434      1,602,150
                                                 ----------     ----------
     Earnings from operations                     2,726,636        517,280

Other income                                        226,336         14,453
Interest expense                                   (107,146)      (148,449)
                                                 ----------     ----------
     Earnings before income taxes                 2,845,826        383,284

Provision for income taxes (note F)                 851,066         99,723
                                                 ----------     ----------
     NET EARNINGS                                $1,994,760     $  283,561
                                                 ==========     ==========

Earnings per share - basic (note A9)             $      .41     $      .06
                                                 ==========     ==========

Earnings per share - diluted (note A9)           $      .40     $      .06
                                                 ==========     ==========

Weighted average number of common
 shares outstanding:
  Basic                                           4,823,521      4,420,761
                                                 ==========     ==========
  Diluted                                         5,009,576      4,471,346
                                                 ==========     ==========











The accompanying notes are an integral part of these statements.

                            PONTOTOC PRODUCTION, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                       Years ended March 31, 2000 and 1999

                                                    Additional
                                   Common stock      paid-in      Retained
                                Shares     Amount    capital      earnings     Total
                               ---------   -------  ----------   ----------  ----------
Balance at April 1, 1998       3,750,000   $  375   $  108,924   $1,133,937  $1,243,236

Issuance of common stock,
net of offering costs of
approximately $103,000           904,513       90    1,909,904            -   1,909,994

Net earnings                           -        -            -      283,561     283,561
                               ---------   -------  ----------   ----------  ----------

Balance at March 31, 1999      4,654,513       465   2,018,828    1,417,498   3,436,791

Issuance of common stock         521,932        52   1,961,722            -   1,961,774

Net earnings                           -         -           -    1,994,760   1,994,760
                               ---------   -------  ----------   ----------  ----------

Balance at March 31, 2000      5,176,445   $   517  $3,980,550   $3,412,258  $7,393,325
                               =========   =======  ==========   ==========  ==========





























The accompanying notes are an integral part of this statement.

                            PONTOTOC PRODUCTION, INC.

                            STATEMENTS OF CASH FLOWS

                              Year ended March 31,

                                                    2000           1999
                                                 -----------    -----------
Increase (Decrease) in Cash and Cash
 Equivalents

Cash flows from operating activities
 Net earnings                                    $ 1,994,760    $   283,561
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities
   Depreciation, depletion, and amortization         361,552        221,458
   Deferred income taxes                             629,958         97,364
   Net earnings in excess of distributions
    from investees                                  (113,451)
   Amortization of consulting agreement               14,316              -
   Change in assets and liabilities
    (Increase) decrease in
     Trading securities                               (2,535)         3,062
     Accounts receivable, net                       (404,834)       (45,308)
     Other assets                                       (154)       (29,567)
    Increase (decrease) in
     Accounts payable                                (11,554)       (14,726)
     Accrued and other current liabilities           (27,169)        19,544
     Income taxes payable                            221,108         (6,614)
                                                 -----------    -----------
      Net cash provided by operating activities    2,661,997        528,774

Cash flows from investing activities
 Proceeds from note receivable - affiliate            63,700              -
 Issuance of note receivable - affiliate              (1,500)       (70,000)
 Purchase of property and equipment                 (267,531)       (40,095)
 Proceeds on sales of property and equipment       1,088,754        195,433
 Oil and gas property additions                   (1,534,070)    (3,760,319)
 Other                                                     -         (4,500)
                                                 -----------    -----------
      Net cash used in investing activities         (650,647)    (3,679,481)

Cash flows from financing activities
 Borrowings                                          281,986      2,715,250
 Repayment of borrowings                          (2,646,704)      (820,754)
 Issuance of common stock, net of offering costs   1,855,995      1,408,049
                                                 -----------    -----------
      Net cash provided by (used in) financing
       activities                                   (508,723)     3,302,545

      NET INCREASE IN CASH AND CASH EQUIVALENTS    1,502,627        151,838

Cash and cash equivalents at beginning of year       271,170        119,332
                                                 -----------    -----------
Cash and cash equivalents at end of year         $ 1,773,797    $   271,170
                                                 ===========    ===========

                             P0NTOTOC PRODUCTION, INC.

                                Year ended March 31,

                                                    2000           1999
                                                 -----------    -----------

Supplemental Cash Flow Information

Cash paid during the year for:

    Interest                                     $   107,146    $   148,449
    Income taxes                                           -          8,973

Noncash investing and financing activities:

During 2000, a consulting agreement was financed through the issuance of 14,000 shares of common stock with a fair value of $50,120. Under this agreement, consulting services are provided for 42 months which resulted in an expense in the current year of $14,316.

During 2000 and 1999, property and equipment and oil and gas property additions of $55,659 and $501,945 were financed through the issuance of 13,000 and 439,513 shares of common stock, respectively.

During 2000 and 1999, depreciation expense on oil field service equipment of $14,382 and $23,686, respectively, was capitalized to oil and gas properties. During 2000, property and equipment and oil and gas property additions of $44,333 were financed through accounts payable.





























The accompanying notes are an integral part of these statements.

                            PONTOTOC PRODUCTION, INC.

                        NOTES TO FINANCIAL STATEMENTS

                           March 31, 2000 and 1999

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

On December 10, 1997, Pontotoc Production Company, Inc. ("Pontotoc"), an existing oil and gas exploration company, was acquired by Mahogany Capital, Inc. ("Mahogany"), a nonoperating public shell corporation, through exchange of 100% of the issued and outstanding shares of Pontotoc's common stock for approximately 84% of the outstanding shares of Mahogany's common stock. Mahogany's legal name was changed to Pontotoc Production, Inc. (the "Company"). The acquisition was considered to be a capital transaction, in substance equivalent to the issuance of stock by Pontotoc for the net monetary assets of Mahogany, accompanied by a recapitalization of Pontotoc. Common stock and additional paid-in capital were restated to reflect this recapitalization.

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

At March 31, 2000, the Company had cash and cash equivalents of approximately $1,684,000 at one financial institution.

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

                            PONTOTOC PRODUCTION, INC.

                            March 31, 2000 and 1999

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

3.    Futures Contracts

The Company contracts to sell crude oil at future dates at prices based on then-current market prices. Due to wide fluctuations in the market prices for crude oil, the Company frequently enters into futures contracts to hedge the price risk associated with anticipated sales. Gains and losses on these contracts are deferred and recognized concurrently with the revenues from the associated exposures. At March 31, 2000, the Company has entered into futures contracts settling at various dates through July 2000.

The losses on these futures contracts at March 31, 2000 and 1999 of approximately $6,300 and $29,600, respectively, have been deferred and are reflected in other current assets.

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

                            PONTOTOC PRODUCTION, INC.

                            March 31, 2000 and 1999

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes a valuation allowance is not required for deferred tax assets at March 31, 1999.

8.    Concentrations of Credit Risk and Major Customers

The Company extends credit to purchasers of oil and natural gas which are primarily large energy companies. The Company had two purchasers whose purchases were approximately 72% and 19% of total revenues for the year ended March 31, 2000. Additionally, the Company had two purchasers whose purchases were approximately 56% and 29% of accounts receivable at March 31, 2000. The Company had one purchaser whose purchases were 87% of total revenues, and were approximately 65% of accounts receivable at March 31, 1999.

9.    Earnings Per Share

Basic earnings per common share are based upon the weighted average number of common shares outstanding. Diluted earnings per common share are based on the assumption that all of the common stock options and purchase warrants are converted into common shares using the treasury stock method. There are no differences in net earnings for purposes of computing basic and diluted earnings per share as conversion of the common stock options and purchase warrants would have no effect on net earnings.

The following table sets forth the computation of weighted average shares outstanding, basic and diluted, for the years ended March 31:

                                               2000        1999
                                            ---------    ---------
   Weighted average shares outstanding 4,823,521 4,420,761 Effect of dilutive securities -
    common stock purchase warrants            159,685       50,585
   Effect of dilutive securities -
    stock options                              26,370            -
                                            ---------    ---------
   Weighted average shares outstanding -
    assuming dilution                       5,009,576    4,471,346
                                            =========    =========

                            PONTOTOC PRODUCTION, INC.

                            March 31, 2000 and 1999

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

Options to purchase 50,000 shares of common stock at $8.50 per share were outstanding during a portion of fiscal year 2000 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

10.    Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates based on management's knowledge and experience. Actual results could differ from those estimates.

11.    Recently Issued Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires an entity to recognize derivates as assets or liabilities in the balance sheet and measure them at fair value. The Company will adopt Statement No. 133 in the first quarter of fiscal 2001; however, the effect of adoption has not been determined.

NOTE B - PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following at March
31:

                                                      2000        1999
                                                    --------    --------

   Furniture, fixtures, and office equipment        $ 80,015    $ 45,789
   Automobiles and trucks                            243,498     155,114
   Leasehold improvements                              7,261       7,261
   Oil field service equipment                       300,935     300,935
                                                    --------    --------
                                                     631,709     509,099
     Less accumulated depreciation and
      amortization                                   419,622     373,351
                                                    --------    --------
                                                     212,087     135,748
   Land                                              185,500      39,500
                                                    --------    --------
                                                    $397,587    $175,248
                                                    ========    ========

                            PONTOTOC PRODUCTION, INC.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            March 31, 2000 and 1999

NOTE C - OIL AND GAS INFORMATION

Costs related to the oil and gas activities of the Company were incurred as follows:

                                                    Year ended March 31,
                                                 -------------------------
                                                    2000           1999
                                                 ----------     ----------
     Property acquisition costs                  $  557,572     $3,761,791
     Development costs                            1,075,410        282,828

The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at March 31:

                                                    2000           1999
                                                 ----------     ----------
     Proved oil and gas properties               $6,567,544     $6,008,933
     Less accumulated depreciation,
      depletion, and amortization                   751,397        421,734
                                                 ----------     ----------
                                                 $5,816,147     $5,587,199
                                                 ==========     ==========

Depreciation, depletion, and amortization expense of oil and gas properties amounted to $1.24 and $1.32 per equivalent barrel of production for the years ended March 31, 2000 and 1999, respectively.

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

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing

                            PONTOTOC PRODUCTION, INC.

                            March 31, 2000 and 1999

NOTE D - OIL AND GAS RESERVE DATA (UNAUDITED) (CONTINUED)

economic conditions. The estimated future net cash flows are then discounted using a rate of 10% a year to reflect the estimated timing of the future cash flows.

The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by an independent petroleum engineer.

                      Summary of Changes in Proved Reserves

                                            Year ended March 31,
                                  ------------------------------------------
                                           2000                  1999
                                  ---------------------  -------------------
                                     Bbls        Mcf       Bbls        Mcf
                                  ---------   ---------  ---------  --------
Proved developed and undeveloped
 reserves
  Beginning of year              4,287,264   9,483,050   1,526,072    478,371
  Extensions and discoveries       169,786   1,006,052     375,108  1,570,848
  Purchase of minerals in place    361,231   2,298,029   2,554,298  7,628,178
  Sale of minerals in place       (389,816) (1,664,883)    (28,335)  (136,632)
  Production                      (159,113)   (637,387)   (137,436)   (87,942)
  Revisions of estimates           289,519   4,395,514      (2,443)    30,227
                                 ---------  ----------   ---------  ---------
     End of year                 4,558,871  14,880,375   4,287,264  9,483,050
                                 =========  ==========   =========  =========

Proved developed reserves
 Beginning of year               2,811,300   8,226,484     966,134    478,371
 End of year                     2,790,672  10,474,984   2,811,300  8,226,484

             Standardized Measure of Discounted Future Net Cash Flows
                     Relating to Proved Oil and Gas Reserves

                                                          March 31,
                                                ---------------------------
                                                    2000           1999
                                                ------------   ------------
Future oil and gas revenues                     $142,992,581   $ 82,804,402
Future production and development costs          (34,782,698)   (24,230,176)
                                                ------------   ------------
Future net cash flows before income taxes        108,209,883     58,574,226
Future income taxes                              (35,883,801)   (18,341,880)
                                                ------------   ------------
Future net cash flows after income taxes          72,326,082     40,232,346
Discounted at 10% for estimated timing of
 cash flows                                      (29,560,394)   (17,098,747)
                                                ------------   ------------
Standardized measure of discounted future
 net cash flows                                 $ 42,765,688   $ 23,133,599
                                                ============   ============

                            PONTOTOC PRODUCTION, INC.

                            March 31, 2000 and 1999

NOTE D - OIL AND GAS RESERVE DATA (UNAUDITED) - CONTINUED

      Changes in Standardized Measure of Discounted Future Net Cash Flows
                      Related to Proved Oil and Gas Reserves

                                                    Year ended March 31,
                                                ---------------------------
                                                    2000           1999
                                                ------------   ------------
Sales and transfers of oil and gas
 produced, net of production costs              $ (3,299,445)  $   (973,276)
Development costs incurred during year
 which were previously estimated                   1,075,410         18,303
Extensions and discoveries, net of related
 development costs                                 2,802,453      2,348,716
Net change in income taxes                       (10,372,362)    (6,980,359)
Accretion of discount                              3,664,728      1,075,627
Purchase of minerals in place                      6,586,269     16,974,683
Sale of minerals in place                         (3,856,612)      (196,437)
Net changes in production rates and other          1,422,425      4,110,318
Revisions in quantity estimates                    9,290,864          8,121
Net change in sales and transfer prices,
 net of related production costs                  12,318,359       (442,145)
                                                ------------   ------------
     Net increase                                 19,632,089     15,943,551

  Balance at beginning of year                    23,133,599      7,190,048
                                                ------------   ------------
  Balance at end of year                        $ 42,765,688   $ 23,133,599
                                                ============   ============

NOTE E - LONG-TERM DEBT

Long-term debt consisted of the following at March 31:

                                                    2000           1999
                                                ------------   ------------

Note payable to BancOne, Oklahoma,
 N.A. ("BancOne") bearing interest at bank
 prime (7.75% at March 31, 1999); paid
 off in fiscal 2000; collateralized by
 oil and gas properties                         $          -   $  2,364,718
  Less current maturities                                  -      2,364,718
                                                ------------   ------------
                                                $          -   $          -
                                                ============   ============

The note payable to BancOne is subject to the provisions of a credit agreement, covenants of which provide for, among other things, current ratio, debt service ratios, and tangible net worth requirements, as defined.

                            PONTOTOC PRODUCTION, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                             March 31, 2000 and 1999

NOTE F - INCOME TAXES

The components of income tax expense were as follows:

                                                    Year ended March 31,
                                                 -------------------------
                                                    2000           1999
                                                 ----------     ----------
     Current
      Federal                                    $  172,678     $    2,359
      State                                          48,430              -
                                                 ----------     ----------
                                                    221,108          2,359
     Deferred                                       629,958         97,364
                                                 ----------     ----------
                                                 $  851,066     $   99,723
                                                 ==========     ==========

Deferred tax assets and liabilities consisted of the following at March 31:

                                                    2000           1999
                                                 ----------     ----------

     Assets
      Investments                                $        -     $   21,397
      Other                                               -          1,366
                                                 ----------     ----------
                                                 $        -     $   22,763
                                                 ==========     ==========

     Liabilities
      Conversion from accrual to cash basis      $  233,126     $   73,217
      Investment                                     33,019              -
      Property and equipment                          6,254          6,254
      Oil and gas properties                        875,966        461,699
                                                 ----------     ----------
                                                 $1,148,365     $  541,170
                                                 ==========     ==========

The effective tax rate on earnings before income taxes differs from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with actual taxes for the years ended March 31:

                                                    2000           1999
                                                 ----------     ----------
     Computed federal tax provision              $  967,581     $  130,317
     Increase (decrease) in tax from
      Allowable percentage depletion in
       excess of tax basis                         (136,437)       (29,597)
      Nondeductible expenses                          2,287          3,672
      Effect of graduated rates, tax credits,
       and other                                     17,635         (4,669)
                                                 ----------     ----------
         Provision for income taxes              $  851,066     $   99,723
                                                 ==========     ==========

                           PONTOTOC PRODUCTION, INC.

                            March 31, 2000 and 1999

NOTE G - COMMITMENTS AND CONTINGENCIES

1.    Leases

The Company conducts its operations from facilities which are leased from an affiliate under an operating lease. The lease provides for monthly rentals of $1,500 effective April 1, 2000 and is on a month-to-month basis.

Rent expense for the years ended March 31, 2000 and 1999 was $11,000 and $12,918, respectively.

2.    Other

The Company is involved in various legal actions relating to its operations. Management believes that losses, if any, arising from such actions will not be material to the Company's financial position or results of operations.

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2000 and 1999. Such information, which pertains to the Company's financial instruments, does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table are the amounts at which the financial instruments are reported in the financial statements.

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

                                      2000                      1999
                             -----------------------  -----------------------
                              Carrying    Estimated    Carrying    Estimated
                               amount     fair value    amount     fair value
                             ----------   ----------  ----------   ----------
Financial assets
 Cash and cash equivalents   $1,773,797   $1,773,797  $  271,170   $  271,170
 Trading securities               4,723        4,723       2,188        2,188
 Note receivable - affiliates     7,800        7,800      70,000       70,000

Financial liabilities
 Variable rate long-term debt         -            -  (2,364,718)  (2,364,718)

                            PONTOTOC PRODUCTION, INC.

                             March 31, 2000 and 1999

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

The following summarized pro forma, unaudited, information for the year ended March 31, 1999 assumes the acquisition had occurred on April 1, 1998:

             Revenues                              $2,395,787
             Net earnings                             360,122
             Basic and diluted earnings per share         .08

NOTE J - RELATED PARTY TRANSACTION

During 1999, the Company acquired a 45% ownership interest in a natural gas gathering company for $4,500 which is reflected in other assets. During 2000, the Company recognized approximately $113,000 in income from the investment in the gas gathering company which is reflected in other income.

During 1999, the Company loaned $70,000 to the gas gathering company under a note agreement which requires monthly payments of interest at 10% and matures on April 30, 2001. During 2000, the Company received principal payments of $63,700 on this note, leaving an outstanding balance at March 31, 2000 of $6,300.

During 2000, the Company advanced an employee $1,500. The loan matures on July 1, 2001, earns interest at 8%, and requires monthly payment of $105 beginning on May 1, 2000.

NOTE K - STOCKHOLDERS' EQUITY

During 2000, common stock purchase warrants relating to 494,932 common shares were exercised at $3.75 per share, for a total of $1,855,995.

In June 1999, the Company issued 8,000 shares of common stock having an estimated fair value of $4.72 per share in conjunction with the acquisition of certain oil and gas properties.

In April 1999, the Company issued 5,000 shares of common stock having an estimated fair value of $3.58 per share in conjunction with the acquisition of certain oil and gas properties.

                           PONTOTOC PRODUCTION, INC.

                           March 31, 2000 and 1999

NOTE K - STOCKHOLDERS' EQUITY - CONTINUED

In April 1999, the Company issued 14,000 shares of common stock having an estimated fair value of $3.58 per share in conjunction with a consulting agreement. The award is amortized over the service period of the agreement (42 months) and resulted in approximately $14,000 of consulting expense in 2000.

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

The Company completed a private placement in October 1998 of 465,000 shares of common stock and 465,000 common stock purchase warrants, for $1,408,049, which is net of offering costs of approximately $103,000. The warrants are exercisable at $3.75 per share at any time through February 1, 2000.

The Board of Directors is authorized to issue the Company's preferred stock in series and is further authorized to establish the relative rights and preferences for each series, including voting rights and common stock conversion rights.

NOTE L - STOCK OPTIONS

In April 1999, the Company approved a stock option plan for issuance of up to 500,000 shares of stock to key employees and directors of the Company. The stock options vest immediately.

The Company uses the intrinsic value method to account for its stock option plan in which compensation is recognized only when the fair value of each option exceeds its exercise price at the date of grant. Accordingly, no compensation cost has been recognized for the options issued. Had compensation costs been determined based on fair value of the options at the grant dates, the Company's net income and income per share would have been decreased to the pro forma amounts for the year ended March 31, 2000.

     Net income
      As reported                               $1,994,760
      Pro forma                                 $1,743,160

     Income per share
      As reported, basic and diluted            $      .41
      Pro forma - basic                         $      .36
      Pro forma - diluted                       $      .35

                            PONTOTOC PRODUCTION, INC.

                              March 31, 2000 and 1999

NOTE L - STOCK OPTIONS - CONTINUED

The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2000: no expected dividends; expected volatility of 57.1%; risk-free interest rate of 5.2%; and expected lives of five years. The exercise price of all options equaled or exceeded market price of the stock at the date of grant.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company's stock options as of March 31, 2000 and changes during the year then ending is presented below.

                                                       Weighted
                                                       average
                                                       exercise
                                            Shares      price
                                            -------    --------

     Outstanding at beginning of year             -      $   -
     Granted                                101,000       5.00
     Exercised                                    -          -
     Forfeited                                8,500       5.00
                                            -------      -----
     Outstanding at end of year              92,500      $5.00
                                            =======      =====

     Options exercisable at year end         92,500      $5.00
                                            =======      =====

     Weighted average fair value of
      options granted during the year                    $2.72

The following table summarizes information about stock options outstanding at March 31, 2000:

                                                     Weighted-
                                                     average      Weighted-
                                                     remaining    average
                                        Number      contractual   exercise
                                      outstanding      life        price
                                      -----------   -----------   --------

                                         92,500      4.00 years     $5.00

                             PONTOTOC PRODUCTION, INC.

                              March 31, 2000 and 1999

NOTE M - SUBSEQUENT EVENT

In May 2000, the Company signed a letter of intent to acquire Oklahoma Basic Economy Corp. ("OBEC"), whose sole assets were oil and gas properties, in a business combination accounted for as a purchase effective June 1, 2000. The purchase price was approximately $9,900,000 and is to be funded by advances under the bank credit agreement. The results of the operations of OBEC will be included with the results of the Company from June 1, 2000.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2000                  PONTOTOC PRODUCTION, INC.


                                     By:/s/ James Robby Robson, Jr.
                                        James "Robby" Robson, Jr., President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                     DATE



/s/ James Robby Robson, Jr.     President (Chief Executive     June 13, 2000
James "Robby" Robson, Jr.       Officer) and Director



/s/ Todd Robson                 Vice President, Secretary,     June 13, 2000
Todd Robson                     Treasurer (Chief Finan-
                                ancial and Accounting
                                Officer) and Director


/s/ James Robson, Sr.           Vice President and Director    June 13, 2000
James Robson, Sr.



/s/ Brian K. Gourley            Director                       June 13, 2000
Brian K. Gourley



/s/ Timothy A. Jurek            Director                       June 13, 2000
Timothy A. Jurek



/s/ Lyle P. Phillips            Director                       June 13, 2000
Lyle P. Phillips