Form 10QSB
period 2000-06-30
PONTOTOC PRODUCTION INC
filed 2000-08-14
CIK 1022198

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended March 31, 2000


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

                            Yes X             No___

As of August 15, 2000, 5,176,445 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                                   INDEX

                                                                   PAGE
                                                                  NUMBER
Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of June 30, 1999
              (Unaudited) and March 31, 2000 (Audited)              3

              Statement of Earnings - Three Months Ended
              June 30, 2000 and 1999 (Unaudited)                    4

              Statements of Cash Flows - Three Months Ended
              June 30, 2000 and 1999                               5-6

              Notes to Financial Statements                        7-8

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of Operations        9

Part II.  Other Information                                         10

Signature Page                                                      11

                            PONTOTOC PRODUCTION, INC.
                                BALANCE SHEETS
                           JUNE 30, 2000 (UNAUDITED)
                          AND MARCH 31, 2000 (AUDITED)

               ASSETS                           JUNE 30,     MARCH 31,
                                                 2000          2000
                                              (UNAUDITED)    (AUDITED)
                                              ----------    -----------

CURRENT ASSETS
  Cash and cash equivalents                  $   799,514   $1,773,797
  Trading securities                               2,230        4,723
  Accounts receivable, net                     1,294,077      700,376
  Other current assets                           729,116       17,915
                                             -----------   ----------
     Total current assets                      2,824,937    2,496,811

PROPERTY AND EQUIPMENT-AT COST, net              689,173      397,587

OIL AND GAS PROPERTIES-AT COST, net,
  using the full cost method                  20,468,642    5,816,147

NOTE RECEIVABLE-AFFILIATE                         -             7,800

OTHER                                            164,088      170,461
                                             -----------   ----------
                                             $24,146,840   $8,888,806
                                             ===========   ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                           $   386,723   $   91,960
  Accrued and other current liabilities          123,155       24,239
  Income taxes payable                            98,771      230,917
  Deferred income taxes                          479,415      266,146
                                             -----------   ----------
     Total current liabilities                 1,088,064      613,262

LONG-TERM DEBT, less current maturities        9,392,295         -

DEFERRED INCOME TAXES                          5,499,029      882,219

COMMITMENTS AND CONTINGENCIES                       -            -

STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value;
   authorized 100,000,000 shares;
   issued and outstanding, 5,176,445
   and 5,176,445 shares                              517          517
  Additional paid-in capital                   3,980,550    3,980,550
  Retained earnings                            4,186,385    3,412,258
                                             -----------   ----------
                                             $24,146,840   $8,888,806
                                             ===========   ==========

The accompanying notes are an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                        STATEMENT OF EARNINGS-UNAUDITED
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999



                                                2000          1999
                                              ----------   ----------
Operating revenues
  Oil and gas sales                           $2,027,836   $  902,969
  Well supervision fees and overhead
   reimbursements                                 60,040       21,336
                                              ----------   ----------
                                               2,087,876      924,305
                                              ----------   ----------

Operating costs and expenses
  Production                                     624,002      432,685
  Depreciation, depletion and
   amortization                                  161,892       75,040
  General, administration and other              133,654       86,657
                                              ----------   ----------
                                                 919,548      594,382
                                              ----------   ----------
     Earnings from operations                  1,168,328      329,923

Other income (loss)                                8,207       66,501
Interest expense                                 (70,641)     (47,123)
                                              ----------   ----------
     Earnings before income taxes              1,105,894      349,301

Provision for income taxes                      (331,768)     (90,819)
                                              ----------   ----------
                                              $  774,126   $  258,482
                                              ==========   ==========

Net Earnings Per Share

  Basic                                       $      .15   $      .06
                                              ==========   ==========
  Diluted                                     $      .15   $      .06
                                              ==========   ==========

Weighted average common shares outstanding

  Basic                                        5,176,445    4,681,513
                                              ==========   ==========
  Diluted                                      5,216,818    4,681,513
                                              ==========   ==========







The accompanying notes are an integral part of these statements.

                          PONTOTOC PRODUCTION, INC.
                   STATEMENTS OF CASH FLOWS - UNAUDITED
             FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                     2000         1999
                                                  ----------   ----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings                                    $  774,126   $   258,482
  Adjustments to reconcile net earnings to
  net cash provided by operating activities
   Depreciation, depletion and amortization          161,892        75,040
   Deferred income taxes                             218,954          -
   Net loss of investee                                5,227          -
   Non-cash compensation                               3,580          -
   Gain on sale of property and equipment             (2,485)
Change in assets and liabilities
  (Increase) decrease in:
   Accounts receivable, net                         (471,826)      (64,476)
   Other current assets                             (575,712)         -
   Accounts payable                                  172,913        11,420
   Accrued and other current liabilities              85,025       (40,021)
   Income taxes payable                             (132,146)       65,807
                                                  ----------    ----------
     Net cash provided by operating
      activities                                     239,548       306,252

Cash flows from investing activities
  Payment of note receivable affiliate                 7,800          -
  Purchase of property and equipment                (236,350)     (224,984)
  Proceeds on sale of property and equipment          11,413          -
  Purchase of business   net of cash acquired     (9,999,980)         -
  Oil and gas property dispositions                   15,000       711,690
  Oil and gas property additions                    (404,009)     (380,344)
  Other                                                 -          (65,647)
                                                  ----------    ----------
     Net cash provided by (used in)
      investing activities                       (10,606,126)       40,715

Cash flows from financing activities
  Borrowing                                        9,893,713        41,480
  Repayment of borrowings                           (501,418)     (311,937)
  Sale of common stock, net of offering costs           -          105,780
                                                   ----------    ----------
     Net cash provided by (used in)
      financing activities                         9,392,295      (164,677)

NET INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS  (974,283)      182,290

Cash and cash equivalents at beginning
  of period                                        1,773,797       271,170
                                                  ----------    ----------
Cash and cash equivalents at end of period        $  799,514    $  453,460
                                                  ==========    ==========

The accompanying notes are an integral part of these statements.

Supplemental Cash Flow Information
Cash paid during the period for:
  Interest                                        $      734    $   47,123
  Income taxes                                       244,961        90,819

Non-cash Investing Activities:

On June 1,2000 the Company purchased all of the capital stock of Oklahoma Basic Economy Corporation and the working interest of Oklahoma Basic Economy Corporation's partners for $10,000,000 in cash.

      Fair market value of assets acquired   $14,611,105
      Less liabilities assumed                (4,611,125)
                                             -----------
      Cash paid net of cash acquired         $ 9,999,980
                                             ===========








































      The accompanying notes are an integral part of these statements.

                            PONTOTOC PRODUCTION, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                JUNE 30, 2000

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The major operations of Pontotoc Production, Inc. (the "Company") consist of exploration, production, and sale of crude oil and natural gas in the United States with an area of concentration in shallow reserves in the vicinity of Pontotoc County, Oklahoma. Other business segments are not a significant factor in the Company's operation.

The interim financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Pontotoc Production, Inc. as of June 30, 2000 and March 31, 2000, and the results of operations and cash flows for the three months ended June 30, 2000 and 1999, have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 2000 audited financial statements.

NOTE B - COMMON SHARE OUTSTANDING AND EARNINGS PER COMMON SHARE

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

                                               Three Months Ended June 30
                                           -----------------------------------
                                                 2000              1999
                                           ----------------  -----------------
Numerator
  Net Earnings                                 $774,126          $258,482

Denominator
   Weighted average shares outstanding,
    basic                                      5,176,445         4,681,513

   Effect of dilutive securities
    Stock Options                                 40,373              -
                                              ----------         ---------
Denominator for earnings per share
assuming dilution                              5,216,818         4,681,513
                                              ----------         ---------
Earnings per share, basic                          $0.15             $0.06
                                              ----------         ---------

Earnings per share, assuming dilution              $0.15             $0.06
                                              ===========        =========

NOTE C - ACQUISITIONS

On June 1, 2000, the Company closed on the acquisition of Oklahoma Basic Economy Corporation ("OBEC") and the working interest of OBEC's partners for $10,000,000. Included in the purchase were interests in approximately 49 oil and gas leases located in the following counties: Pontotoc, Pottawatomie, and Seminole. The purchase also included two workover rigs, and miscellaneous oil field equipment which relates to the ongoing production of the oil and gas properties.

The following presents unaudited pro forma results of operations for the three months ended June 30, 2000 and 1999 as if the acquisition had been consummated immediately prior to April 1, 2000 and 1999. These pro forma results are not necessarily indicative of future results.

                                          Pro Forma (Unaudited)
                                        ------------------------
                                            Three Months Ended
                                                June 30,
                                           2000          1999
                                        ----------    ----------
     Revenues                           $2,891,028    $1,630,482
                                        ==========    ==========

     Net Income                         $1,216,740    $  396,434
                                        ==========    ==========
     Earnings per common share
      Basic                             $      .24    $      .08
                                        ==========    ==========
     Diluted                            $      .23    $      .08
                                        ==========    ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF THE CONSOLIDATED STATEMENTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

     Operating revenue for the three months ended June 30, 2000, increased $1,163,571(126%)from the first quarter of 1999 due to higher oil and gas production. On June 1, 2000, the Company closed on the acquisition of OBEC and the working interests of OBEC's partners. Included in the purchase were interests in approximately 49 oil and gas leases. Also, there was a 54% increase in oil prices from $17.11 in the first quarter of the last fiscal year and $26.39 in the first quarter of the current year.

     Other income decreased $58,294 from the comparable period in 1999 due to a decrease in the Company's share of revenues from their investment in Pontotoc Gathering LLC.

     Production costs for the three months ended June 30, 2000, increased $191,317(44%) from the first quarter of the prior year due primarily to the additional oil and gas properties from the OBEC acquisition.

     Depreciation, depletion and amortization increased $86,852 (116%) as compared to the same quarter the prior year due to additional oil and gas properties and equipment acquired in the OBEC acquisition.

     General and administrative costs increased $46,997 (54%) over the first quarter in the prior year due to an increase in investor relation and contract expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $1,736,873 at June 30, 2000, as compared to $1,883,549 at March 31, 2000.

     During the three months ended June 30, 2000, cash generated by operating activities was $239,548 compared to cash generated of $306,252 for the three months ended June 30, 1999.

     Cash flows used in investing activities during the three months ended June 30, 2000, were $(10,606,126) compared to $40,715 provided by investing activities for the comparable period of 1999. During the first quarter of 2000, the Company spent $404,009 on the purchase of additional oil and gas properties and $10,000,000 on the purchase of all of the outstanding stock of OBEC and the working interest of OBEC's partners. Also, the company purchased $236,350 of property and equipment.

     Cash flows from financing activities during the three months ended June 30, 2000 were $9,392,295 compared to $(164,677) used in financing activities during the comparable period of 1999. The Company borrowed $9,893,713 and repaid $501,418 during the three months ended June 30, 2000.

     The Company does not have any material commitments for capital expenditures as of the filing of this Report.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     On June 1, 2000, the Company granted 77,800 stock options to key employees under their 1997 Stock Option Plan. The exercise price was $7.75 and they expire June 1, 2005.

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

                                    PONTOTOC PRODUCTION, INC.


Date:  August 11, 2000              By:/s/ James Robby Robson
                                        James Robby Robson, Jr.
                                        President



Date:  August 11, 2000              By:/s/ Todd Robson
                                        Todd Robson, Treasurer (Chief
                                        Financial and Accounting Officer)

                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically