Form 10QSB
period 2000-09-30
PONTOTOC PRODUCTION INC
filed 2000-11-01
CIK 1022198

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2000


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

                            Yes X             No___

As of November 1, 2000, 5,213,695 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                                     INDEX

                                                                   PAGE
                                                                  NUMBER

Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of September 30, 2000
              and March 31, 2000                                     3

              Statement of Earnings - Six Months Ended
              September 30, 2000 and 1999                            4

              Statement of Earnings - Three Months Ended
              September 30, 2000 and 1999                            5


              Statements of Cash Flows - Six Months Ended
              September 30, 2000 and September 30, 1999              6

              Notes to Financial Statements                          8

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of Operations        11

Part II.  Other Information                                         13

Signature Page                                                      14

                           PONTOTOC PRODUCTION, INC.
                                BALANCE SHEETS
                       SEPTEMBER 30, 2000 (UNAUDITED)
                              AND MARCH 31, 2000

               ASSETS                     September 30,
                                              2000         March 31,
                                           (Unaudited)       2000
                                          -------------  -----------
CURRENT ASSETS
  Cash and cash equivalents               $   648,070    $1,773,797
  Trading securities                            1,799         4,723
  Accounts receivable, net                  1,675,372       700,376
  Other current assets                      1,008,885        17,915
                                          ------------    ----------
     Total current assets                   3,334,126     2,496,811

PROPERTY AND EQUIPMENT-AT COST, net           690,621       397,587
OIL AND GAS PROPERTIES-AT COST, net,
  using the full cost method               20,567,241     5,816,147
NOTE RECEIVABLE-AFFILIATE                        -            7,800
OTHER                                         198,019       170,461
                                          -----------    ----------
                                          $24,790,007    $8,888,806
                                          ===========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $   245,164    $   91,960
  Accrued and other current liabilities        76,778        24,239
  Income taxes payable                        178,671       230,917
  Deferred income taxes                       587,249       266,146
                                          -----------    ----------
     Total current liabilities              1,087,862       613,262

LONG-TERM DEBT, less current maturities     8,595,996          -
DEFERRED INCOME TAXES                       5,719,717       882,219
COMMITMENTS AND CONTINGENCIES                    -             -
STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value;
   authorized 100,000,000 shares;
   issued and outstanding, 5,213,695
   and 5,176,445 shares                           521           517
  Additional paid-in capital                4,169,496     3,980,550
  Retained earnings                         5,216,415     3,412,258
                                          -----------    ----------
                                            9,386,432     7,393,325
                                          -----------    ----------
                                          $24,790,007    $8,888,806
                                          ===========    ==========






The accompanying note is an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                       STATEMENT OF EARNINGS - UNAUDITED
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                   2000          1999
Operating revenues                                 ----          ----

  Oil and gas sales                             $4,880,594   $1,993,699
  Well supervision fees and
    overhead reimbursements                        141,180       49,914
                                                ----------   ----------
                                                 5,021,774    2,043,613
                                                ----------   ----------
Operating costs and expenses

  Production                                     1,402,348      765,079
  Depreciation, depletion, and amortization        416,456      150,070
  General, administration, and other               285,195      169,532
                                                ----------   ----------
                                                 2,103,999    1,084,681

     Earnings from operations                    2,917,775      958,932

Other income (loss)                                 17,259      160,566
Interest expense                                  (268,488)     (82,078)
                                                ----------   ----------
     Earnings before income taxes                2,666,546    1,037,420

Provision for income taxes                         862,390      310,098
                                                ----------   ----------
                                                $1,804,156   $  727,322
                                                ==========   ==========

Net Earnings Per Share:
  Basic                                         $      .35   $      .15
                                                ==========   ==========
  Diluted                                       $      .35   $      .15
                                                ==========   ==========

Weighted average common shares outstanding:
  Basic                                          5,186,580    4,697,190
                                                ==========   ==========
  Diluted                                        5,222,655    4,837,271
                                                ==========   ==========












The accompanying note is an integral part of these statements.

                            PONTOTOC PRODUCTION, INC.
                       STATEMENT OF EARNINGS - UNAUDITED
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                   2000          1999
Operating revenues                                 ----          ----

  Oil and gas sales                             $2,852,758   $1,123,110
  Well supervision fees and
    overhead reimbursements                         81,140       28,578
                                                ----------   ----------
                                                 2,933,898    1,151,688
                                                ----------   ----------
Operating costs and expenses

  Production                                       778,345      385,411
  Depreciation, depletion, and amortization        254,564       75,030
  General, administration, and other               151,542       82,871
                                                ----------   ----------
                                                 1,184,451      543,312
                                                ----------   ----------

     Earnings from operations                    1,749,447      608,376

Other income (loss)                                  9,052      114,702
Interest expense                                  (197,848)     (34,955)
                                                ----------   ----------
     Earnings before income taxes                1,560,651      688,123

Provision for income taxes                         530,621      219,279
                                                ----------   ----------
                                                $1,030,030   $  468,844
                                                ==========   ==========

Net Earnings Per Share:
  Basic                                         $      .20   $      .10
                                                ==========   ==========
  Diluted                                       $      .20   $      .10
                                                ==========   ==========

Weighted average common shares outstanding:
  Basic                                          5,196,605    4,719,165
                                                ==========   ==========
  Diluted                                        5,241,557    4,817,873
                                                ==========   ==========











The accompanying note is an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                      STATEMENTS OF CASH FLOWS-UNAUDITED
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                        2000        1999
                                                    -----------   ----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings                                      $ 1,804,156   $  727,322
  Adjustments to reconcile net earnings to
  net cash provided by operating activities
  Depreciation, depletion, and amortization             416,456      150,070
  Deferred income taxes                                 547,476         -
  Net (earnings) loss of investee                         8,707      (67,869)
  Non-cash compensation                                   8,869         -
  Gain on sale of property and equipment                 (2,485)        -
  Change in assets and liabilities
    (Increase) decrease in:
       Accounts receivable, net                        (853,121)    (201,063)
       Other current assets                            (855,049)        -
       Accounts payable                                  31,353       76,530
       Accrued and other current liabilities             38,648      (27,897)
       Income taxes payable                             (52,246)     310,098
                                                    -----------   ----------
    Net cash provided by operating activities         1,092,764      967,191

Cash flows from investing activities
  Payment of note receivable affiliate                    7,800       35,000
  Purchase of property and equipment                   (267,972)    (288,761)
  Proceeds on sale of property and equipment             11,413         -
  Purchase of business   net of cash acquired        (9,999,980)        -
  Oil and gas property dispositions                      15,000    1,052,050
  Oil and gas property additions                       (726,998)    (756,695)
  Other                                                    -            (352)
                                                    -----------   ----------
     Net cash provided by (used in)
     investing activities                           (10,960,737)      41,242

Cash flows from financing activities
  Borrowings                                         10,391,712      277,076
  Repayment of borrowings                            (1,795,716)  (1,620,893)
  Sale of common stock, net of offering costs           146,250      450,000
                                                    -----------   ----------
     Net cash provided by (used in)
     financing activities                             8,742,246     (893,817)
                                                    -----------   ----------
NET INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS   (1,125,727)     114,616

Cash and cash equivalents at beginning of period      1,773,797      271,170
                                                    -----------   ----------
Cash and cash equivalents at end of period          $   648,070   $  385,786
                                                    ===========   ==========



The accompanying notes are an integral part of these statements.

Supplemental Cash Flow Information
Cash paid during the period for:
  Interest                                          $   269,488   $   82,078
  Income taxes                                          367,161         -

Non-cash Investing Activities:

On June 1, 2000 the Company purchased all of the capital stock of Oklahoma Basic Economy Corporation and the working interest of Oklahoma Basic Economy Corporation's partner's for $10,000,000 in cash.

   Fair Market Value of assets acquired   $14,611,105
   Less liabilities assumed                (4,611,125)
                                          -----------
   Cash paid net of cash acquired         $ 9,999,980
                                          ===========








































The accompanying note is an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2000


NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The major operations of Pontotoc Production, Inc. (the "Company") consist of exploration, production, and sale of crude oil and natural gas in the United States with an area of concentration in shallow reserves in the vicinity of Pontotoc County, Oklahoma. Other business segments are not a significant factor in the Company's operation.

The interim financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Pontotoc Production, Inc. as of September 30, 2000 and March 31, 2000, and the results of operations and cash flows for the six months ended September 30, 2000 and 1999, have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 2000 audited financial statements.

Certain reclassifications were made to the September 30, 1999 financial statements to conform to the September 30, 2000 presentation.

Note B- COMMON SHARE OUTSTANDING AND EARNINGS PER COMMON SHARE

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

                                           Six Months Ended September 30
                                          ----------------------------------
                                                2000              1999
                                          ----------------  ----------------
Numerator
   Net Earnings                              $1,804,156        $  727,322

Denominator
   Weighted average shares outstanding,
   basic                                      5,186,580         4,697,190

   Effect of dilutive securities
   Stock Options                                 36,075           140,081
                                             ----------        ----------
Denominator for earnings per share
assuming dilution                             5,222,655         4,837,271
                                             ----------        ----------
Earnings per share, basic                    $     0.35        $     0.15
                                             ----------        ----------

Earnings per share, assuming dilution        $     0.35        $     0.15
                                             ==========        ==========

                                            Three Months Ended September 30
                                          ----------------------------------
                                                2000              1999
                                          ----------------  ----------------

Numerator
   Net Earnings                              $1,030,030        $  468,844

Denominator
   Weighted average shares outstanding,
   basic                                      5,196,605         4,719,165

   Effect of dilutive securities
   Stock Options                                 44,952            98,708
                                             ----------        ----------
Denominator for earnings per share
assuming dilution                             5,241,557         4,817,873
                                             ----------        ----------
Earnings per share, basic                    $     0.20        $     0.10
                                             ----------        ----------

Earnings per share, assuming dilution        $     0.20        $     0.10
                                             ==========        ==========

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

The following presents unaudited pro forma results of operations for the six and three months ended September 30, 2000 and 1999 as if the acquisition had been consummated immediately prior to April 1, 2000 and 1999. These pro forma results are not necessarily indicative of future results.

                                                 Pro Forma (Unaudited)
                                                ------------------------
                                                    Six Months Ended
                                                      September 30,
                                                   2000           1999
                                                ----------    ----------
   Revenues                                     $5,695,983    $3,360,439
                                                ==========    ==========
   Net Income                                   $1,988,853    $1,215,481
                                                ==========    ==========
   Earnings per common share
      Basic                                     $      .38    $      .26
                                                ==========    ==========
      Diluted                                   $      .38    $      .25
                                                ==========    ==========

                                                  Three Months Ended
                                                     September 30,
                                                ------------------------
                                                              Pro Forma
                                                             (Unaudited)
                                                   2000          1999
                                                ----------    ----------
   Revenues                                     $2,933,898    $1,861,395
                                                ==========    ==========
   Net Income                                   $1,030,030    $  468,844
                                                ==========    ==========
   Earnings per common share
      Basic                                     $      .20    $      .10
                                                ==========    ==========
      Diluted                                   $      .20    $      .10
                                                ==========    ==========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF THE CONSOLIDATED STATEMENTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     Operating revenue for the three months ended September 30, 2000, increased $1,782,210 (155%) from the comparable period of 1999 due to higher oil and gas production and higher oil and gas prices. On June 1, 2000 the Company closed on the acquisition of OBEC and the working interests of OBEC's partners. Included in the purchase were interests in approximately 49 oil and gas leases.

     Other income decreased $105,650 from the comparable period in 1999 due to a decrease in the Company's share of revenue from their investment in Pontotoc Gathering, LLC and a decrease in gain on disposition of assets.

     Production costs for the three months ended September 30, 2000, increased $392,934 (102%) from the comparable period of 1999 due primarily to the additional oil and gas properties from OBEC.

     Depreciation, depletion and amortization increased $179,534 (239%) as compared to the same period in the prior year, due to additional oil and gas properties and equipment acquired in the OBEC acquisition.

     General and administrative costs increased $68,671 (83%) for the three months ended September 30, 2000, from the comparable period of 1999 due to an increase in investor relations and contract expenses.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

     Operating revenue for the six months ended September 30, 2000, increased $2,978,161 (146%) from the comparable period of 1999, due to higher oil and gas production and higher prices. On June 1, 2000 the Company closed on the acquisition of OBEC and the working interests of OBEC's partners. Included in the purchase were interests in approximately 49 oil and gas leases.

     Other income decreased $143,307 from the comparable period in 1999 due to a decrease in the Company's share of revenue from their investment in Pontotoc Gathering LLC and a decrease in gain from disposition assets.

     Production costs for the six months ended September 30, 2000, increased $637,269 (83%) due primarily to the additional oil and gas properties from the OBEC acquisition.

     Depreciation, depletion and amortization increased $266,386 (177%) as compared to the same period in the prior year, due to additional oil and gas properties and equipment acquired in the OBEC acquisition.

     General and administrative costs for the six months ended September 30, 2000, increased $115,663(68%) from the comparable period of 1999 due to an increase in investor relations and contract expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $2,246,264 at September 30, 2000, as compared to $1,883,549 at March 31, 2000. The increase in working capital is due to an increase in earnings and an increase in other assets, which includes a deferred loss of $754,420 on hedging activities.

     During the six months ended September 30, 2000, cash generated by operating activities was $1,092,764 compared to cash generated of $967,191 for the six months ended September 30, 1999.

     Cash flows used in investing activities during the six months ended September 30, 2000, were $(10,960,737) compared to $41,242 from investing activities for the comparable period of 1999. During the first six months of 2000, the Company spent $726,998 on the purchase of additional oil and gas properties and recompletions and $10,000,000 on the purchase of all of the outstanding stock on OBEC and the working interest of OBEC's partners. Also, the Company purchased $267,972 of property and equipment.

     Cash flows from financing activities during the six months ended September 30, 2000, were $8,742,268 compared to $(893,817) used in financing activities during the comparable period of 1999. The Company borrowed $10,391,712 and repaid $1,795,716 during the six months ended September 30, 2000.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     During the three months ended September 30, 2000, 29,250 stock options were exercised at $5.00 per share for a total of $146,250.

     During the three months ended September 30, 2000, the Company issued 8,000 share of its common stock to one person pursuant to an amended consulting agreement for services to be rendered through July, 2003. With respect to this transaction, the Company relied on Section 4(2) of the Act. The investor signed an agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restriction legends were placed on the certificates and stop transfer orders were issued to the transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     On October 2, 2000 the Company closed on the acquisition of the interest in six oil and gas properties from R.H.S. and C&L Drilling, Co., Inc. for $972,000. The purchase was funded by an advance under the Company's bank credit agreement.

     During the month of October, the Company hedged an additional 6,000 barrels of oil per month through May 2002 at an average price of approximately $29.83 per barrel. The Company will have an average 14,000 barrels per month hedged through May of 2002 at an average price over the life of the hedges of $26.34 per barrel.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits have been filed with this report:

          Exhibit 27 - Financial Data Schedule

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PONTOTOC PRODUCTION, INC.


Date:  November 1, 2000             By:/s/ James Robby Robson, Jr.
                                       James Robby Robson, Jr.
                                       President



Date:  November 1, 2000             By:/s/ Todd Robson
                                       Todd Robson, Treasurer (Chief
                                       Financial and Accounting Officer)

                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically