Form 10QSB/A
period 2000-09-30
PONTOTOC PRODUCTION INC
filed 2000-11-06
CIK 1022198

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A

                                  AMENDMENT NO. 1



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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 27, 2000, the Company held an Annual Meeting of Shareholders at which James Robby Robson, Jr., Todd Robson, James Robson, Sr., Brian K. Gourley, Timothy A. Jurek and Lyle P. Phillips were each reelected to the Board of Directors. In addition, the Company's shareholders ratified the appointment of Grant Thornton LLP as the Company's auditors. The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and any broker non-votes, as to each of the matters presented at the meeting:

                              ELECTION OF DIRECTORS

             NOMINEES                  FOR              WITHHELD

    James Robby Robson, Jr.         4,159,024             6,601
    Todd Robson                     4,159,024             6,601
    James Robson, Sr.               4,159,024             6,601
    Brian K. Gourley                4,159,024             6,601
    Timothy A. Jurek                4,159,024             6,601
    Lyle P. Phillips                4,159,024             6,601


                        APPOINTMENT OF GRANT THORNTON LLP

                      FOR          AGAINST       ABSTAIN

                   4,161,875        3,500          250

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits have been filed with this report:

          Exhibit 27 - Financial Data Schedule (previously filed)

     (b)  Reports on Form 8-K - none.



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PONTOTOC PRODUCTION, INC.


Date:  November 6, 2000             By:/s/ James Robby Robson, Jr.
                                       James Robby Robson, Jr.
                                       President