Form 10QSB
period 2000-12-31
PONTOTOC PRODUCTION INC
filed 2001-02-13
CIK 1022198

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 2000


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

                            Yes X             No___

As of January 30, 2001, 5,213,695 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No_X_

                                     INDEX

                                                                   PAGE
                                                                  NUMBER
Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of December 31, 2000
              (Unaudited) and March 31, 2000 (Audited)              3

              Statement of Earnings - Nine Months Ended
              December 31, 2000 and 1999 (Unaudited)                4

              Statement of Earnings - Three Months Ended
              December 31, 2000 and 1999 (Unaudited)                5

              Statements of Cash Flows - Nine Months Ended
              December 31, 2000 and 1999                            6

              Notes to Financial Statements                         8

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of Operations        12

Part II.  Other Information                                         14

Signature Page                                                      15

                            PONTOTOC PRODUCTION, INC.
                                BALANCE SHEETS
                         DECEMBER 31, 2000 (UNAUDITED)
                         AND MARCH 31, 2000 (AUDITED)

               ASSETS                         DECEMBER 31,   MARCH 31,
                                                 2000          2000
                                              (UNAUDITED)    (AUDITED)
                                              ------------  ----------
CURRENT ASSETS
  Cash and cash equivalents                   $  703,767   $1,773,797
  Trading securities                               1,125        4,723
  Accounts receivable, net                     1,452,385      700,376
  Other current assets                           235,734       17,915
                                              ----------   ----------
     Total current assets                      2,393,011    2,496,811

PROPERTY AND EQUIPMENT-AT COST, net              740,871      397,587

OIL AND GAS PROPERTIES-AT COST, net,
  using the full cost method                  21,772,081    5,816,147

NOTE RECEIVABLE-AFFILIATE                          -            7,800

OTHER                                            166,518      170,461
                                              ----------   ----------
                                             $25,072,481   $8,888,806
                                             ===========   ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                           $   233,395   $   91,960
  Accrued and other current liabilities          328,561       24,239
  Income taxes payable                            77,031      230,917
  Deferred income taxes                          760,190      266,146
                                              ----------   ----------
     Total current liabilities                 1,399,177      613,262

LONG-TERM DEBT, less current maturities        7,790,786         -

DEFERRED INCOME TAXES                          5,896,317      882,219

COMMITMENTS AND CONTINGENCIES                       -            -

STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value;
   authorized 100,000,000 shares;
   issued and outstanding, 5,213,695
   and 5,176,445 shares                              521          517
  Additional paid-in capital                   4,169,496    3,980,550
  Retained earnings                            5,816,184    3,412,258
                                             -----------   ----------
                                               9,986,201    7,393,325
                                             -----------   ----------
                                             $25,072,481   $8,888,806
                                             ===========   ==========

The accompanying notes are an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                        STATEMENT OF EARNINGS-UNAUDITED
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                2000          1999
                                              ----------   ----------
Operating revenues
  Oil and gas sales                           $7,236,057   $3,309,977
  Well supervision fees and overhead
   reimbursements                                199,528       87,497
                                              ----------   ----------
                                               7,435,585    3,397,474
                                              ----------   ----------

Operating costs and expenses
  Production                                   2,318,244    1,141,843
  Depreciation, depletion and
   amortization                                  655,361      225,100
  General, administration and other              448,181      255,063
                                              ----------   ----------
                                               3,421,786    1,622,006
                                              ----------   ----------
     Earnings from operations                  4,013,799    1,775,468

Other income (loss)                               41,075      195,699
Interest expense                                (479,558)    (101,533)
                                              ----------   ----------
     Earnings before income taxes              3,575,316    1,869,634

Provision for income taxes                     1,171,391      560,274
                                              ----------   ----------
                                              $2,403,925   $1,309,360
                                              ==========   ==========

Net Earnings Per Share

  Basic                                       $      .46   $      .28
                                              ==========   ==========
  Diluted                                     $      .46   $      .27
                                              ==========   ==========

Weighted average common shares outstanding

  Basic                                        5,195,651    4,734,204
                                              ==========   ==========
  Diluted                                      5,233,844    4,933,527
                                              ==========   ==========







The accompanying notes are an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                        STATEMENT OF EARNINGS-UNAUDITED
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                 2000          1999
                                              ----------   ----------
Operating revenues
  Oil and gas sales                           $2,355,463   $1,316,078
  Well supervision fees and
   overhead reimbursements                        58,347       37,583
                                              ----------   ----------
                                               2,413,810    1,353,661
                                              ----------   ----------

Operating costs and expenses
  Production                                     915,896      376,764
  Depreciation, depletion and
   amortization                                  238,904       75,030
  General, administration and other              162,986       85,531
                                              ----------   ----------
                                               1,317,786      537,325
                                              ----------   ----------
     Earnings from operations                  1,096,024      816,336

Other income (loss)                               23,816       35,333
Interest expense                                (211,070)     (19,455)
                                              ----------   ----------
     Earnings before income taxes                908,770      832,214

Provision for income taxes                       309,001      250,176
                                              ----------   ----------
                                              $  599,769   $  582,038
                                              ==========   ==========

Net Earnings Per Share

  Basic                                       $      .12   $      .12
                                              ==========   ==========
  Diluted                                     $      .11   $      .12
                                              ==========   ==========

Weighted average common shares outstanding

  Basic                                        5,213,695    4,814,230
                                              ==========   ==========
  Diluted                                      5,255,941    4,996,364
                                              ==========   ==========









The accompanying notes are an integral part of these statements.

                          PONTOTOC PRODUCTION, INC.
                       STATEMENTS OF CASH FLOWS-UNAUDITED
            FOR THE NINE MONTHS ENDED DECEMBER 30, 2000 AND 1999

                                                       2000         1999
                                                    ----------   ----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings                                       $2,403,925  $1,309,360
  Adjustments to reconcile net earnings to
  net cash provided by operating activities
   Depreciation, depletion and amortization             655,361     225,100
   Deferred income taxes                                 897,017        -

   Net (earnings) loss from investee                     34,064    (100,185)
   Non cash compensation                                 15,013        -
   Gain on sale of assets                                (2,485)       -
Change in assets and liabilities
  (Increase) decrease in:
   Accounts receivable, net                            (630,134)   (281,389)
   Other current assets                                  15,264      27,275
   Increase (decrease) in:
   Accounts payable                                      24,103      49,841
   Accrued and other current liabilities                193,911     (25,135)
   Income taxes payable                                (153,886)    560,274
                                                      ---------  ----------
     Net cash provided by operating activities        3,452,153   1,765,141

 Cash flows from investing activities
  Payment of note receivable affiliate                    7,800      55,500
  Purchase of property and equipment                   (363,348)   (318,945)
  Proceeds from sales of property and equipment          11,413        -
  Oil and gas property additions                     (2,130,105) (1,154,608)
  Oil and gas property dispositions                      15,000   1,052,050
  Purchase of business net of cash acquired          (9,999,980)       -
  Other                                                    -        (41,933)
                                                     ----------  ----------
     Net cash provided by (used in)
      investing activities                          (12,459,220)   (407,936)

Cash flows from financing activities
  Borrowing                                          12,788,713     277,076
  Repayment of borrowings                            (4,997,926) (1,875,288)
  Proceeds from exercise of stock options               146,250        -
  Sale of common stock, net of offering
   costs                                                   -        615,000
                                                     ----------   ---------
     Net cash provided by (used in)
      financing activities                            7,937,037    (983,212)

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS  (1,070,030)    373,993

Cash and cash equivalents at beginning of period      1,773,797     271,170
                                                     ----------   ---------
Cash and cash equivalents at end of period            $ 703,767    $645,163
                                                     ==========   =========

      The accompanying notes are an integral part of these statements.

Supplemental Cash Flow Information
Cash paid during the period for:
  Interest                                                $  476,942  $101,533
  Income taxes                                               428,261      -

Non-cash Investing Activities:

On June 1, 2000 the Company purchased all of the capital stock of Oklahoma Basic Economy Corporation and the working interest of Oklahoma Basic Economy Corporation's partner's for $10,000,000 in cash.

      Fair Market Value of assets acquired      $l4,611,105
      Less Liabilities assumed                   (4,611,125)
                                                 ----------
      Cash paid net of cash acquired            $ 9,999,980
                                                 ==========








































The accompanying notes are an integral part of these statements.

                           PONTOTOC PRODUCTION, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               DECEMBER 31, 2000

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The major operations of Pontotoc Production, Inc. (the "Company") consist of exploration, production, and sale of crude oil and natural gas in the United States with an area of concentration in shallow reserves in the vicinity of Pontotoc County, Oklahoma. Other business segments are not a significant factor in the Company's operation.

The interim financial statements included herein have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Pontotoc Production, Inc. as of December 31, 2000 and March 31, 2000, and the results of operations and cash flows for the nine months ended December 31, 2000 and December 31, 1999, and results of operations for the three months ended December 31, 2000 and December 31, 1999, have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these interim financial statements be read in conjunction with the Company's March 31, 2000 audited financial statements.

NOTE B- COMMON SHARES OUTSTANDING AND EARNINGS PER COMMON SHARE

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

                                              Nine Months Ended December 30
                                                 2000              1999
                                            ---------------  ----------------

Numerator
   Net Earnings                               $2,403,925        $1,309,360

Denominator
   Weighted average shares outstanding,
   basic                                       5,195,651         4,734,204

   Effect of dilutive securities
    Stock Options                                 38,193           199,323
                                              ----------         ---------
Denominator for earnings per share
assuming dilution                              5,233,844         4,933,527
                                              ----------         ---------
Earnings per share, basic                          $0.46             $0.28
                                              ----------         ---------

Earnings per share, assuming dilution              $0.46             $0.27
                                              ==========         =========

                                            Three Months Ended December 30
                                                 2000              1999
                                           ----------------  ----------------

Numerator
   Net Earnings                                 $599,769          $582,038

Denominator
   Weighted average shares outstanding,
   basic                                       5,213,695         4,814,230

   Effect of dilutive securities
    Stock Options                                 42,246           182,134
                                              ----------        ----------
Denominator for earnings per share
assuming dilution                              5,255,941         4,996,364
                                              ----------        ----------
Earnings per share, basic                          $0.12             $0.12
                                              ----------        ----------

Earnings per share, assuming dilution              $0.11             $0.12
                                              ==========        ==========

NOTE C - ACQUISITIONS

On June 1, 2000, the Company closed on the acquisition of Oklahoma Basic Economy Corporation ("OBEC") and the working interest of OBEC's partners for $10,000,000. Included in the purchase were interests in approximately 49 oil and gas leases located in the following counties: Pontotoc, Pottawatomie, and Seminole. The purchase also included two workover rigs, and miscellaneous oilfield equipment that relates to the ongoing production of the oil and gas properties.

The following presents unaudited pro forma results of operations for the nine and three months ended December 31, 2000 and 1999 as if the acquisition had been consummated immediately prior to April 1, 2000 and 1999. These pro forma results are not necessarily indicative of future results.

                                                    Pro Forma (Unaudited)
                                                  ------------------------
                                                      Nine Months Ended
                                                         December 30,
                                                      2000          1999
                                                   ----------    ----------

      Revenues                                     $8,109,794    $5,497,884
                                                   ==========    ==========
      Net Income                                   $2,588,653    $1,925,441
                                                   ==========    ==========
      Earnings per common share
       Basic                                       $      .50    $      .41
                                                   ==========    ==========
       Diluted                                     $      .49    $      .39
                                                   ==========    ==========


                                                      Three Months Ended
                                                          December 30,
                                                   -------------------------
                                                      2000          1999
                                                                  Pro Forma
                                                                 (Unaudited)
                                                   ----------    ----------

      Revenues                                     $2,413,810    $2,137,446
                                                   ==========    ==========
      Net Income                                   $  599,769    $  709,960
                                                   ==========    ==========
      Earnings per common share
       Basic                                       $      .12    $      .15
                                                   ==========    ==========
       Diluted                                     $      .11    $      .14
                                                   ==========    ==========

NOTE D - SUBSEQUENT EVENTS

     On January 19, 2001,the Company entered into a definitive agreement and plan of merger to be acquired by privately held Ascent Energy, Inc. through an exchange offer. Under the terms of the agreement, Ascent Energy will pay consideration of $11.50 per share, consisting of $9.00 net in cash and Ascent Energy convertible preferred stock having a liquidation value of $2.50 per share. The Ascent Energy stock will be convertible into 10% of the outstanding common stock of Ascent Energy on a fully-diluted basis. This transaction is expected to be completed by the end of April, 2001.

     On January 30,2001 the Company announced that it has entered into a binding letter of intent to acquire the remaining 55% interest in Pontotoc Holdings, Inc.(PHI),the holding company for Pontotoc Gathering, LLC,from a Director of the Company and two employees of PHI for 110,000 shares of the Company's common stock. This transaction is expected to close on or about February 15, 2001, at which time PHI will become a wholly owned subsidiary of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF THE CONSOLIDATED STATEMENTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2000, COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

     Operating revenue for the three months ended December 31, 2000, increased $1,060,149 (78%) from the comparable period of 1999 due to higher oil and gas production and higher oil and gas prices. On June 1, 2000, the Company closed on the acquisition of OBEC and the working interests of OBEC's partners. Included in the purchase were interests in approximately 49 oil and gas leases. On October 2, 2000 the Company acquired interests in six oil and gas properties from R.H.S. and C&L Drilling Co., Inc.

     Other income decreased $11,517 from the comparable period in 1999 primarily due to a decrease in the Company's share of revenue from their investment in Pontotoc Gathering, LLC of $(55,727) offset by a gain from speculative future hedging of $44,284.

     Production costs for the three months ended December 31, 2000, increased $539,132 (143%) from the comparable period of 1999 due primarily to additional oil and gas properties from OBEC, R.H.S. and C&L Drilling Co, Inc.

     Depreciation, depletion and amortization increased $163,874 (218%) as compared to the same period in the prior year, due to additional oil and gas properties and equipment acquired in the OBEC, R.H.S. and C&L Drilling Co., Inc. acquisitions.

     General and administrative costs increased $77,455 (91%) due to an increase in salaries, investor relations, contract expenses and attorneys fees.

     In late December due to subzero temperatures and an historic ice storm, the Company was forced to curtail some or all of its oil and natural gas production for approximately 12 days in December and 12 days in January. As of February 2, 2001 the Company's production has been restored. The loss in production and the associated revenues for the months of December and January will have a one time negative impact on our fiscal third and fourth quarter numbers. However, these unusual circumstances have in no way effected our ongoing acquisition and development programs.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2000, COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

     Operating revenue for the nine months ended December 31, 2000, increased $4,038,111 (119%) from the comparable period of 1999 due to higher oil and gas production and an increase in oil prices. On June 1, 2000 the Company closed on the acquisition of OBEC and the working interests of OBEC's partners. Included n the purchase were interests in approximately 49 oil and gas wells. On October 2, 2000 the Company acquired interest in six oil and gas properties from R.H.S. and C&L Drilling, Co., Inc.

     Other income decreased $154,624 from the comparable period in 1999 due to a decrease in the Company's share of revenue from their investment in Pontotoc Gathering LLC of $(133,513)and a one time recognition of other income of $(75,000) in 1999, offset by a gain from speculative futures hedging of $44,284.

     Production costs for the nine months ended December 31, 2000, increased $1,176,401(103%) due primarily to the additional oil and gas properties from the OBEC, R.H.S. and C&L Drilling Co., Inc. acquisitions.

     Depreciation, depletion and amortization increased $430,261 (191%) as compared to the same period in the prior year, due to increased oil and gas production from the OBEC, R.H.S. and C&L Drilling Co. Inc. acquisitions.

     General and administrative costs for the nine months ended December 31, 2000, increased $193,118 (76%) due primarily to an increase in salaries, investor relations, contract expenses and attorneys fees.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $993,834 at December 31, 2000, as compared to $1,883,549 at March 31, 2000. The decrease in working capital is due to a decrease in cash that was used to reduce debt and an increase in current liabilities.

     During the nine months ended December 31, 2000, cash generated by operating activities was $3,452,153 compared to cash generated of $1,765,141 for the nine months ended December 31, 1999. This increase in the amount of cash generated was primarily due to the $1,094,565 increase in net earnings.

     Cash flows used in investing activities during the nine months ended December 31, 2000, were $(12,459,220) compared to $(407,936) for the comparable period of 1999. During the first nine months of 2000, the Company spent $2,130,105 on the purchase of additional oil and gas properties and recompletions and $10,000,000 on the purchase of all of the outstanding stock of OBEC and the working interest of OBEC's partners. Also, the Company purchased $363,348 of property and equipment.

     Cash flows from financing activities during the nine months ended December 31, 2000 were $7,937,037 compared to $(983,212) used in financing activities during the comparable period of 1999. The Company borrowed $12,788,713 and repaid $4,997,926 during the nine months ended September 30, 2000. The borrowings were used to finance the acquisition of oil and gas properties and other property and equipment. The cash provided by operating activities and $1,000,000 of cash on hand at March 31, 2000 was used for the repayment of borrowings.

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     On January 19, 2001,the Company entered into a definitive agreement and plan of merger to be acquired by privately held Ascent Energy, Inc. through an exchange offer. Under the terms of the agreement, Ascent Energy will pay consideration of $11.50 per share, consisting of $9.00 net in cash and Ascent Energy convertible preferred stock having a liquidation value of $2.50 per share. The Ascent Energy stock will be convertible into 10% of the outstanding common stock of Ascent Energy on a fully-diluted basis. This transaction is expected to be completed by the end of April, 2001.

     On January 30,2001 the Company announced that it has entered into a binding letter of intent to acquire the remaining 55% interest in Pontotoc Holdings, Inc.(PHI),the holding company for Pontotoc Gathering, LLC,from a Director of Pontotoc Productions Inc. and two employees of PHI for 110,000 shares of the Company's common stock. This transaction is expected to close on or about February 15, 2001, at which time PHI will become a wholly owned subsidiary of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  None

     (b)  Reports on Form 8-K.  None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PONTOTOC PRODUCTION, INC.


Date:  February 13, 2000            By:/s/ James Robby Robson
                                       James Robby Robson, Jr.
                                        President



Date:  February 13, 2000            By:/s/ Todd Robson
                                       Todd Robson, Treasurer (Chief
                                       Financial and Accounting Officer)