Form 10QSB/A
period 2000-12-31
PONTOTOC PRODUCTION INC
filed 2001-06-04
CIK 1022198

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

                          PONTOTOC PRODUCTION, INC.
                     STATEMENTS OF CASH FLOWS-UNAUDITED
           FOR THE NINE MONTHS ENDED DECEMBER 30, 2000 AND 1999

                                                        2000         1999
                                                     ----------   ----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings                                       $2,403,925  $1,309,360
  Adjustments to reconcile net earnings to
  net cash provided by operating activities
   Depreciation, depletion and amortization             655,361     225,100
   Deferred income taxes                                897,017        -

   Net (earnings) loss from investee                     34,064    (100,185)
   Non cash compensation                                 15,013        -
   Gain on sale of assets                                (2,485)       -
Change in assets and liabilities
  (Increase) decrease in:
   Accounts receivable, net                            (630,134)   (281,389)
   Other current assets                                  15,264      27,275
   Increase (decrease) in:
   Accounts payable                                      24,103      49,841
   Accrued and other current liabilities                193,911     (25,135)
   Income taxes payable                                (153,886)    560,274
                                                      ---------  ----------
     Net cash provided by operating activities        3,452,153   1,765,141

 Cash flows from investing activities
  Payment of note receivable affiliate                    7,800      55,500
  Purchase of property and equipment                   (363,348)   (318,945)
  Proceeds from sales of property and equipment          11,413        -
  Oil and gas property additions                     (1,996,846) (1,154,608)
  Oil and gas property dispositions                      15,000   1,052,050
  Purchase of business net of cash acquired         (10,133,239)       -
  Other                                                    -        (41,933)
                                                     ----------  ----------
     Net cash provided by (used in)
      investing activities                          (12,459,220)   (407,936)

Cash flows from financing activities
  Borrowing                                          12,788,713     277,076
  Repayment of borrowings                            (4,997,926) (1,875,288)
  Proceeds from exercise of stock options               146,250        -
  Sale of common stock, net of offering
   costs                                                   -        615,000
                                                     ----------   ---------
     Net cash provided by (used in)
      financing activities                            7,937,037    (983,212)

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS  (1,070,030)    373,993

Cash and cash equivalents at beginning of period      1,773,797     271,170
                                                     ----------   ---------
Cash and cash equivalents at end of period            $ 703,767    $645,163
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

     Fair Market Value of assets acquired       $l4,744,364
     Less Liabilities assumed                    (4,611,125)
                                                -----------
     Cash paid net of cash acquired             $10,133,239
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

NOTE B - COMMON SHARES OUTSTANDING AND EARNINGS PER COMMON SHARE

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

                                            Nine Months Ended December 30
                                                2000               1999
                                           ----------------  ----------------

Numerator
   Net Earnings                               $2,403,925        $1,309,360

Denominator
   Weighted average shares outstanding,
   basic                                       5,195,651         4,734,204

   Effect of dilutive securities
    Stock Options                                 38,193           199,323
                                              ----------         ---------
Denominator for earnings per share
assuming dilution                              5,233,844         4,933,527
                                              ----------         ---------
Earnings per share, basic                          $0.46             $0.28
                                              ----------         ---------

Earnings per share, assuming dilution              $0.46             $0.27
                                             ===========         =========

                                             Three Months Ended December 30
                                                 2000              1999
                                           ----------------  ----------------

Numerator
   Net Earnings                                 $599,769          $582,038

Denominator
   Weighted average shares outstanding,
   basic                                       5,213,695         4,814,230

   Effect of dilutive securities
     Stock Options                                42,246           182,134
                                              ----------         ---------
Denominator for earnings per share
assuming dilution                              5,255,941         4,996,364
                                              ----------         ---------
Earnings per share, basic                          $0.12             $0.12
                                              ----------         ---------

Earnings per share, assuming dilution              $0.11             $0.12
                                              ==========         =========



NOTE C - ACQUISITIONS

On June 1, 2000, the Company closed on the acquisition of Oklahoma Basic Economy Corporation ("OBEC") and the working interest of OBEC's partners for $10,000,000. Included in the purchase were interests in approximately 49 oil and gas leases located in the following counties: Pontotoc, Pottawatomie, and Seminole. The purchase also included two workover rigs, and miscellaneous oilfield equipment that relates to the ongoing production of the oil and gas properties. The purchase price included approximately $76,000 of legal and accounting fees for the transaction.

The estimated fair market values of the assets acquired and liabilities assumed in the acquisition of OBEC are as follows:

            Estimated fair value of assets acquired:

              Cash                              $        20
              Property and equipment                 77,539
              Oil and gas property               14,392,340
              Inventory                             274,465
                                                -----------
                 Total fair value of assets      14,744,364
                                                -----------
            Liabilities assumes
              Deferred tax liability              4,611,125
                                                -----------
            Estimated fair value of
              acquisition                       $10,133,239
                                                ===========

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
                                                   ==========    ==========


                                                    Three Months Ended
                                                        December 30,
                                                  ------------------------
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

     On January 30,2001 the Company announced that it has entered into a binding letter of intent to acquire the remaining 55% interest in Pontotoc Holdings, Inc.(PHI),the holding company for Pontotoc Gathering, LLC, from a Director of the Company and two employees of PHI for 110,000 shares of the Company's common stock. The 110,000 shares issued in the Pontotoc Holdings transaction were valued at $782,100 ($7.11 per share) based on the closing market price of the Pontotoc common stock on the date of execution of the merger agreement with Pontotoc Holdings, discounted because the 110,000 shares were (and are) restricted and illiquid, rather than the price offered by Ascent under the terms of the definitive agreement and plan of merger because the Pontotoc Holdings transaction was not contingent on the closing of the Ascent transaction. This transaction is expected to close on or about February 15, 2001, at which time PHI will become a wholly owned subsidiary of the Company.

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

     During the nine months ended December 31, 2000, cash generated by operating activities was $3,452,153 compared to cash generated of $1,765,141 for the nine months ended December 31, 1999. This increase in the amount of cash generated was due to $1,094,565 increase in net earnings.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.  None.

     (b)  Reports on Form 8-K.  None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PONTOTOC PRODUCTION, INC.


Date:  June 4, 2001                    By:/s/ James Robby Robson
                                          James Robby Robson, Jr.
                                          President



Date:  June 4, 2001                    By:/s/ Todd Robson
                                          Todd Robson, Treasurer (Chief
                                          Financial and Accounting Officer)