Form 10QSB/A
period 2000-12-31
PONTOTOC PRODUCTION INC
filed 2001-06-28
CIK 1022198

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A-2


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 2000


                         Commission File Number:  0-21313


                             PONTOTOC PRODUCTION, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Nevada                                       84-1349552
-------------------------------            ---------------------------------
(State of other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


                     100 East 13th Street, Ada, Oklahoma  74820
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

                          PONTOTOC PRODUCTION, INC.
                      STATEMENTS OF CASH FLOWS-UNAUDITED
             FOR THE NINE MONTHS ENDED DECEMBER 30, 2000 AND 1999

                                                        2000         1999
                                                     ----------  -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings                                      $ 2,403,925  $ 1,309,360
  Adjustments to reconcile net earnings to
  net cash provided by operating activities
   Depreciation, depletion and amortization             655,361      225,100
   Deferred income taxes                                897,017         -

   Net (earnings) loss from investee                     34,064     (100,185)
   Non cash compensation                                 15,013         -
   Gain on sale of assets                                (2,485)        -
Change in assets and liabilities
  (Increase) decrease in:
   Accounts receivable, net                            (630,134)    (281,389)
   Other current assets                                  15,264       27,275
   Increase (decrease) in:
   Accounts payable                                      24,103       49,841
   Accrued and other current liabilities                193,911      (25,135)
   Income taxes payable                                (153,886)     560,274
                                                     ----------   ----------
     Net cash provided by operating activities        3,452,153    1,765,141

 Cash flows from investing activities
  Payment of note receivable affiliate                    7,800       55,500
  Purchase of property and equipment                   (363,348)    (318,945)
  Proceeds from sales of property and equipment          11,413         -
  Oil and gas property additions                     (1,996,846)  (1,154,608)
  Oil and gas property dispositions                      15,000    1,052,050
  Purchase of business net of cash acquired         (10,133,239)        -
  Other                                                    -         (41,933)
                                                   ------------  -----------
     Net cash provided by (used in)
      investing activities                          (12,459,220)    (407,936)

Cash flows from financing activities
  Borrowing                                          12,788,713      277,076
  Repayment of borrowings                            (4,997,926)  (1,875,288)
  Proceeds from exercise of stock options               146,250         -
  Sale of common stock, net of offering
   costs                                                   -         615,000

     Net cash provided by (used in)
      financing activities                            7,937,037     (983,212)

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS  (1,070,030)     373,993

Cash and cash equivalents at beginning of period      1,773,797      271,170
                                                   ------------  -----------
Cash and cash equivalents at end of period         $    703,767  $   645,163
                                                   ============  ===========

      The accompanying notes are an integral part of these statements.

Supplemental Cash Flow Information
Cash paid during the period for:
  Interest                                         $    476,942  $  101,533
  Income taxes                                          428,261        -

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

NOTE B - COMMON SHARES OUTSTANDING AND EARNINGS PER COMMON SHARE

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

                                              Nine Months Ended December 30
                                           ----------------------------------
                                                 2000             1999
                                              ----------       ----------

Numerator
   Net Earnings                               $2,403,925       $1,309,360

Denominator
   Weighted average shares outstanding,
   basic                                       5,195,651        4,734,204

   Effect of dilutive securities
    Stock Options                                 38,193          199,323
                                              ----------       ----------
Denominator for earnings per share
assuming dilution                              5,233,844        4,933,527
                                              ----------       ----------
Earnings per share, basic                     $     0.46       $     0.28
                                              ----------       ----------

Earnings per share, assuming dilution         $     0.46       $     0.27
                                              ==========       ==========

                                            Three Months Ended December 30
                                          ----------------------------------
                                                 2000             1999
                                             -----------      -----------

Numerator
   Net Earnings                              $   599,769      $   582,038

Denominator
   Weighted average shares outstanding,
   basic                                       5,213,695        4,814,230

   Effect of dilutive securities
    Stock Options                                 42,246          182,134
                                             -----------      -----------
Denominator for earnings per share
assuming dilution                              5,255,941        4,996,364
                                             -----------      -----------
Earnings per share, basic                    $      0.12      $      0.12
                                             -----------      -----------

Earnings per share, assuming dilution        $      0.11      $      0.12
                                             ===========      ===========

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
                                      ==========    ==========

NOTE D - SUBSEQUENT EVENTS

On January 19, 2001, the Company entered into a definitive agreement and plan of merger to be acquired by privately held Ascent Energy, Inc. through an exchange offer. Under the terms of the agreement, Ascent Energy will pay or deliver to the Company's stockholders, in exchange for each share of Company common stock, $9.00 net in cash and Ascent Energy convertible preferred stock having a liquidation preference of $2.50 per share. The Ascent Energy stock will be convertible into 10% of the outstanding common stock of Ascent Energy on a fully-diluted basis. The Company has not intended to infer in its prior disclosures that the value of the Ascent Energy mandatorily convertible stock is $2.50 per share. Ascent Energy anticipates recording the Ascent Energy stock at $.49 per share in accordance with generally accepted accounting principles. This transaction is expected to be completed by the end of July, 2001.

On January 30,2001 the Company announced that it has entered into a binding letter of intent to acquire the remaining 55% interest in Pontotoc Holdings, Inc. (PHI),the holding company for Pontotoc Gathering, LLC, from a Director of the Company and two employees of PHI for 110,000 shares of the Company's common stock. The 110,000 shares issued in the Pontotoc Holdings transaction were valued at $1,086,250 ($9.875 per share) based on the closing market price of the Pontotoc common stock on the date of execution of the merger agreement with Pontotoc Holdings. This transaction is expected to close on or about February 15, 2001, at which time PHI will become a wholly owned subsidiary of the Company.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     On January 19, 2001,the Company entered into a definitive agreement and plan of merger to be acquired by privately held Ascent Energy, Inc. through an exchange offer. Under the terms of the agreement, Ascent Energy will pay or deliver to the Company's stockholders, in exchange for each share of Company common stock, $9.00 net in cash and Ascent Energy convertible preferred stock having a liquidation preference of $2.50 per share. The Ascent Energy stock will be convertible into 10% of the outstanding common stock of Ascent Energy on a fully-diluted basis. The Company has not intended to infer in its prior disclosures that the value of the Ascent Energy mandatorily convertible stock is $2.50 per share. Ascent Energy anticipates recording the Ascent Energy stock at $.49 per share in accordance with generally accepted accounting principles. This transaction is expected to be completed by the end of July, 2001.

    On January 30,2001 the Company announced that it has entered into a binding letter of intent to acquire the remaining 55% interest in Pontotoc Holdings, Inc.(PHI),the holding company for Pontotoc Gathering, LLC, from a Director of Pontotoc Productions Inc. and two employees of PHI for 110,000 shares of the Company's common stock. This transaction is expected to close on or about February 15, 2001, at which time PHI will become a wholly owned subsidiary of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  Not applicable.

     (b)  Form 8-K.  Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PONTOTOC PRODUCTION, INC.


Date:  June 25, 2001                By:/s/ James Robby Robson
                                       James Robby Robson, Jr.
                                        President



Date:  June 22, 2001                By:/s/ Todd Robson
                                       Todd Robson, Treasurer (Chief
                                       Financial and Accounting Officer)