Form 10KSB
period 2001-03-31
PONTOTOC PRODUCTION INC
filed 2001-06-29
CIK 1022198

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2001

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

                       100 East 13th, Ada, Oklahoma 74820
         -----------------------------------------------------------
         (Address of principal executive offices, including zip code)

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

                                Yes [X]   No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $9,060,025.

As of June 25, 2001, 5,323,695 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $33,146,814.

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

     On January 19, 2001, the Company entered into a definitive agreement and plan of merger to be acquired by privately held Ascent Energy, Inc. through an exchange offer. Under the terms of the agreement, Ascent Energy will pay or deliver to the Company's stockholders, in exchange for each share of Company common stock, $9.00 net in cash and Ascent Energy convertible preferred stock having a liquidation preference of $2.50 per share. The Ascent Energy stock will be convertible into 10% of the outstanding common stock of Ascent Energy on a fully-diluted basis. The Company has not intended to infer in its prior disclosures that the value of the Ascent Energy mandatorily convertible stock is $2.50 per share. Ascent Energy anticipates recording the Ascent Energy stock at $.49 per share in accordance with generally accepted accounting principles. On June 8, 2001, the Company amended the agreement to extend the date by which the offer made by Ascent to acquire Pontotoc must be consummated from May 31, 2001 to July 31, 2001.

     In September 1996, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB, wherein it registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "34 Act"). As a result, the Company became a fully reporting company under the 34 Act.

     On December 10, 1997, the Company completed a reverse acquisition of 100% of the outstanding common stock of Pontotoc Production Company, Inc., a Texas corporation ("PPCI") in exchange for 3,165,000 shares of the Company's Common Stock that resulted in the shareholders of PPCI acquiring approximately 84.4% of the shares outstanding in the Company. In connection with the closing of this transaction, several shareholders submitted for cancellation a total of 665,000 shares of common stock. As a result, after the acquisition of PPCI there were a total of 3,750,000 shares outstanding.

     On December 12, 1997, the Company's shareholders approved a proposal to change the Company's name to Pontotoc Production, Inc.

     On July 1, 1998, the Company closed on the acquisition of certain oil and gas properties from Bill G. Cantrell and his affiliated company. The purchase price was $2,750,000 in cash and 402,360 restricted shares of the Company's Common Stock. Included in the purchase were interests in approximately 82 oil and gas leases located in the following counties in Oklahoma: Pontotoc, Coal, Garvin, and Seminole. The purchase also included two workover rigs, one drilling rig, and miscellaneous oil field equipment that relates to the ongoing production of the oil and gas properties. The purchase was funded with $2,050,000 of bank borrowings and $700,000 from the proceeds of a private offering of common stock and warrants that was partially closed on July 1, 1998.

     On June 1, 2000, the Company closed on the acquisition of Oklahoma Basic Economy Corporation ("OBEC") and the working interests of OBEC's partners for $10,133,239 in cash. The purchase was funded by advances under the Company's bank credit agreement. Included in the purchase were interests in approximately 49 oil and gas leases located in the following counties in
Oklahoma: Pontotoc, Pottawatomie, and Seminole. The purchase also included two workover rigs and miscellaneous oil field equipment that relates to the ongoing production of the oil and gas properties. The properties acquired currently produce approximately 490 net equivalent barrels of oil per day. Proven reserves on the properties are estimated to be approximately 6.3 million barrels of oil equivalent.

     On March 2, 2001 the Company closed on the acquisition of the remaining 55% interest in Pontotoc Holdings, Inc. (the holding company for Pontotoc Gathering, LLC) that the Company did not already own in exchange for 110,000 shares of Pontotoc Production, Inc. stock with an estimated fair value of $1,086,250. Pontotoc Holdings, Inc.(PHI) became a wholly owned subsidiary of Pontotoc Production, Inc.

     Unless the context otherwise requires, the term "Company" as used herein refers to the Company and its wholly-owned subsidiaries PPCI, OBEC, AND PHI.

DESCRIPTION OF BUSINESS

     GENERAL

     The Company is engaged in the exploration for and the acquisition, development and production of oil and natural gas. The Company focuses on lower risk, shallow oil and gas properties in the State of Oklahoma. Since its inception in 1985, the Company's subsidiary has drilled in excess of 96 wells. Through drilling, acquisition and recompletions, the Company's estimated proved reserves have reached 10,869,919 barrels of oil and 23,703,544 mcf of gas with an estimated future net revenue discounted at 10% of $147,262,616 as of March 31, 2001.

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

     The Company acts as "operator" of 643 wells pursuant to standard industry operating agreements.

MARKETS AND CUSTOMERS

     Marketing of the Company's oil and gas production is influenced by many factors that are beyond the Company's control and the exact effect of which cannot be accurately predicted. These factors include changes in supply and demand, changes in market prices, regulatory changes, and actions of major foreign producers.

     The Company sold its oil production to Sun Oil Co. (Sunoco) at the monthly New York Mercantile Exchange average price per barrel less $.25. Effective April 1, 2001 the monthly price was changed to New York Mercantile Exchange average price per barrel less $.45. Crude oil and condensate production are readily marketable. Oil prices are primarily dependent upon available oil supplies which can vary significantly depending on production and pricing policies of OPEC and other major producing countries and on significant events in major producing regions such as the Persian Gulf War in 1991.

     Deregulation of natural gas pricing and transportation has resulted in far-reaching and fundamental changes in the producing, transportation and marketing segments of the natural gas industry. Gas price decontrol and the advent of an active spot market for natural gas have resulted in prices received by the Company being subject to significant fluctuations. Prices tend to rise in peak demand periods such as fall and winter and to decline during lower demand periods. The Company has a one year contract with Reliant Energy where the Company receives Reliant West index price each month.

     Virtually all of the Company's gas contracts provide for prices based on monthly spot prices for the applicable market area. These prices are reduced ("netted") by the costs of gathering and transporting the gas.

     The Company may periodically hedge the price of a portion of its crude oil and gas production by forward selling in the futures markets.

COMPETITION AND REGULATION

     The oil and gas industry is intensely competitive. The Company competes with larger more well established oil and gas companies including, on occasion, major companies. The significant areas of competition are in acquiring oil and gas reserves, acquiring leases for drilling or development, and selling natural gas. The primary competitive factors for acquisitions are the price the Company is willing to pay and the financial resources readily available to the Company to fund acquisitions. The primary factors that affect the Company's ability to sell its natural gas include proximity to markets, proximity to and capacity of natural gas pipelines and transportation and processing facilities, and quantities of gas that can be aggregated for sale. Although both oil and gas are generally readily saleable at market prices, they compete for market share with each other and with other energy sources such as coal and nuclear power.

     Oil and gas drilling and production operations are regulated by various Federal, state and local agencies. These agencies issue binding rules and regulations that increase the Company's cost of doing business and which carry penalties, often substantial, for failure to comply. It is anticipated that the aggregate burden on the Company of Federal, state and local regulation will continue to increase particularly in the area of rapidly changing environmental laws and regulations. The Company believes that its present operations substantially comply with applicable regulations. To date, such regulations have not had a material effect on the Company's operations, or the costs thereof. There are no known environmental or other regulatory matters related to the Company's operations that are reasonably expected to result in material liability to the Company. The Company does not believe that capital expenditures related to environmental control facilities or other regulatory matters will be material in fiscal 2002.

     No prediction can be made as to what legislation or regulations may be enacted or what additional legislation or regulations may be proposed.

     EMPLOYEES

     The Company currently has 30 full-time employees. The Company is not subject to any collective bargaining agreement and believes that its relationship with its employees is good.

     RISK FACTORS

     Shareholders and investors in shares of the Company's Common Stock should consider the following Risk Factors, in addition to other information in this Report.

     1. SUCCESS DEPENDENT ON MANAGEMENT. Success of the Company depends on the active participation of James "Robby" Robson, Jr., the Company's President. The Company does not have an employment agreement with Mr. Robson and the Company has no "key man" life insurance on Mr. Robson. The loss of the services of Mr. Robson may adversely affect the Company's business.

     2. Oil and natural gas prices are volatile, and low prices will cause our revenues, profitability and the carrying value of our properties to decline. Historically, prices for oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, oil and natural gas prices, while at historically high levels at the present time, declined significantly in 1997 and 1998 and, for an extended period of time, remained substantially below prices obtained in previous years. Among the factors that can cause this volatility are:

     *  the level of consumer demand;

     *  domestic and foreign supply of oil and natural gas;

     *  weather conditions;

     *  domestic and foreign government regulations and taxes;

     *  the ability of members of the Organization of Petroleum
        Exporting Counties to agree to and maintain oil price and production controls;

     * political instability or armed conflict in oil or natural gas producing regions;

     *  the price and level of foreign imports;

     *  the price and availability of alternative fuels; and

     *  the overall local and world economic environment.

Prices for oil and natural gas affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The borrowing base under our bank credit facility is subject to periodic redetermination based in part on changing expectations of future prices.
Lower prices may also reduce the amount of oil and natural gas that we can economically produce. Any substantial and extended decline in the price of oil or natural gas would decrease our cash flows, as well as the carrying value of our proved reserves, our borrowing capacity and our ability to obtain additional capital.

     3. COMPETITION. The Company is in an industry characterized by intense competition. As a result of the Company's small size, the Company is not a significant factor in the oil and gas exploration and drilling industry. Many of the Company's competitors are well established, have been in existence for significantly longer periods of time than the Company, have financial, marketing, and other personnel as well as other resources substantially greater than the Company. (See "COMPETITION AND REGULATION.")

     4.  TITLE TO FUTURE ACQUIRED PROPERTIES.   Any interests that the Company
may acquire in undeveloped and non-producing acreage may be in the form of direct interests in leases, options, or permits with respect to such acreage. While the Company will attempt to acquire satisfactory title to such oil and gas properties, title opinions may not be obtained prior to the time of acquisition, with the attendant risk that some titles may be defective. Under such circumstances, future expenditures may be incurred by the Company for title work or some leasehold properties may be abandoned. In addition, such leasehold interests may be subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, minor encumbrances, easements and restrictions, any of which may subject the Company to future undetermined expenses.

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

     9. CONTROL BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS. Management beneficially owns over 37.8% of the outstanding Common Stock. (See Item 11.)

    10. GENERIC PREFERRED STOCK AUTHORIZED. The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of Preferred Stock, the terms, preferences, rights and restrictions of which may be established by its Board of Directors. Other companies on occasion have issued series of such preferred stock with terms, rights, preferences and restrictions that could be considered to discourage other persons from attempting to acquire control of such companies and thereby insulate incumbent management. It is possible the Company could issue shares of its Preferred Stock for such a purpose. In certain circumstances, the existence of corporate devices that would inhibit or discourage takeover attempts could have a depressant effect on the market value of the stock of a company. The Board of Directors has no current plans to issue any shares of Preferred Stock.

     11. NO DIVIDENDS. The Company has paid no dividends on its Common Stock since incorporation. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future and intends to devote any earnings to the development of the Company's business. Pursuant to the terms of the Loan Agreement with Local Oklahoma Bank, N.A. the Company is prohibited from paying any dividends without the prior written consent of the Lender.

     12. COMMON STOCK ELIGIBLE FOR RESALE. Of the 5,323,695 shares of Common Stock presently outstanding, approximately 2,495,312 shares are "restricted securities" and under certain circumstances may be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. A majority of these shares are currently eligible for resale under Rule 144. Future sales of such shares will in all likelihood depress the market price of the Company's Common Stock.

     13. CEILING TEST WRITE-DOWNS. Lower oil and gas prices may cause us to record ceiling test write-downs. We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves at a point in time, discounted at 10%, plus the lower of cost of fair value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling test write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity. The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves.

     14. HEDGING TRANSACTIONS. We may periodically use hedging transactions with respect to a portion of our oil and gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use may also limit future revenues from price increases. While intended to reduce the effect of volatility of oil and natural gas, such transactions may limit our potential gains if oil and gas prices were to rise substantially over the price established by the hedge. In addition, these hedging arrangements may expose us to the risk of financial loss if:

     *  production is less than expected;

     * there is a change in the expected differential between the underlying price in the hedging arrangement and the actual prices received;

     * the other party to the hedging contract defaults on its contract obligations; or

     * a sudden, unexpected event materially affects oil or natural gas prices.

ITEM 2.  DESCRIPTION OF PROPERTY.

     GENERAL

     During the year ended March 31, 2001, the Company drilled 1 well and recompleted 22 wells owning an average of 92% working interest in each. All 23 wells have been successfully completed. The Company also purchased 55 additional producing leaseholds located in the following counties in Oklahoma:
Pontotoc, Pottawatomie, and Seminole. Capital expenditures for oil and gas activities totaled $18,721,891 in the year ended March 31, 2001.

     During the year ended March 31, 2000, the Company drilled six wells and recompleted 22 wells owning an average of 90% working interest in each. Twenty-six wells have been successfully completed. One well was turned into a disposal well and one well was declared a dry hole. The Company also purchased seven additional producing leaseholds located in Pontotoc County, Oklahoma. Also, the Company sold its leasehold acreage in Okmulgee County, Oklahoma. Capital expenditures for oil and gas activities totaled $1,632,982 in the year ended March 31, 2000.

     During the year ended March 31, 1999, the Company drilled and/or completed 12 wells owning an average of 92% working interest in each. Eleven wells have been successfully completed. The Company also expanded its producing properties by purchasing interests in an additional 129 leases located in Blaine, Caddo, Carter, Custer, Dewey, Grady, Coal, McClain, Logan, Oklahoma, Latimer, LeFlore, Pittsburg and Pontotoc Counties, Oklahoma.
Capital expenditures for oil and gas activities totaled $4,262,264 in the year ended March 31, 1999.

     During the year ended March 31, 1998, the Company drilled seven wells owning an average of 95% working interest in each. Seven wells have been successfully completed. In addition, the Company installed a waterflood in south central Oklahoma. The Company also expanded its producing property by purchasing 100% interest in 20 wells located in Okmulgee and Creek County, Oklahoma. Capital expenditures for oil and gas activities totaled $694,903 in the year ended March 31, 1998.

ESTIMATED PROVED OIL AND GAS RESERVES AND FUTURE NET REVENUES

     As of April 1, 2001, Netherland, Sewell and Associates, Inc., an independent petroleum-engineering firm, estimated the proved developed producing reserves for the Company's properties that represented approxi-mately 23% of the total estimated future net revenue value discounted at
10%.   Fletcher Lewis Engineering, an independent petroleum-engineering firm, estimated proved developed non-producing and proved undeveloped reserves for the Company's properties that represented 77% of the total estimated future net revenues discounted at 10%. At March 31, 2001, oil represented 73% and natural gas represented 27% of the total estimated reserves denominated in equivalent barrels using a six Mcf of gas to one barrel of oil conversion ratio.

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

     The following table sets forth, as of April 1, 2001, information regarding the Company's proved reserves. The average price used to calculate estimated future net revenues was $25.00 per barrel held constant for oil and $4.00 per Mcf of gas as of March 31, 2001. Amounts do not include estimates of future federal and state income taxes.

                                                           Estimated Future
                       Net Oil    Net Gas      Future      Net Revenues
                       (Bbls)      (Mcf)       Revenues    Discounted at 10%
                     ---------   ---------   -----------   -----------------

Proved Developed     4,479,411   3,146,618  $ 65,639,700      $ 33,895,600
Producing
Proved Developed     1,691,595  16,151,539  $ 91,379,743      $ 52,491,665
Non-Producing
Proved Undeveloped   4,698,913   4,405,387  $110,580,532      $ 60,875,351
                    ----------  ----------  ------------      ------------
    Total           10,869,919  23,703,544  $267,599,975      $147,262,616

     PRODUCTION, AVERAGE SALES PRICES AND AVERAGE PRODUCTION COSTS

     The Company's net production quantities and average sales price per unit for the indicated years are set forth below.

                   YEAR ENDED        YEAR ENDED        YEAR ENDED
                 MARCH 31, 2001    MARCH 31, 2000    MARCH 31, 1999
                ----------------   ---------------   ----------------
PRODUCT         VOLUME    PRICE    VOLUME    PRICE   VOLUME    PRICE
-------         -------   ------   -------   ------  ------    ------

Gas (Mcf)       520,288   $ 2.62  637,387   $ 1.76    87,942   $ 1.58
Oil (bbls)      269,713   $28.16  159,113   $22.63   137,436   $13.37

     Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcfs to barrels) were $8.44, $5.67 and $6.97 per barrel in the years ended March 31, 2001, 2000 and 1999, respectively.

     PRODUCTIVE WELLS AND DEVELOPED ACREAGE

     Developed acreage at March 31, 2001, totaled 11,826 net and 17,986 gross acres. At March 31, 2001, the Company owned working interests in 536.17 net (679 gross) oil wells and 90 net (121 gross) gas wells. In addition, the Company owned royalty and production payment interests in approximately 49 oil and gas wells.

     UNDEVELOPED ACREAGE

     As of March 31, 2001, the Company had 3,651 undeveloped acres.

     DRILLING AND NEW ZONE RECOMPLETIONS

     The following tables set forth the number of gross and net oil and gas wells in which the Company has participated in drilling or new zone recompletions and the results thereof for the periods indicated.

                                GROSS WELLS

                                  EXPLORATORY           DEVELOPMENT
YEAR ENDED     TOTAL GROSS    -------------------    -----------------
 MARCH 31,       WELLS        OIL     GAS     DRY    OIL    GAS    DRY
-----------    -----------    ---     ---     ---    ---    ---    ---
  2001            23           0       0       0      11    12       0
  2000            28           3       2       1       5    17       0
  1999            12           0       1       0       6     4       1
  1998             7           0       0       0       7     0       0
  1997            14           0       0       0      12     0       2
  1996            18           0       0       0      16     2       0
1985-1995         50           3       1       6      30     5       5
                 ---           -       -       -      --    --       -
                 152           6       4       7      87    40       8



                                 NET WELLS

                                  EXPLORATORY            DEVELOPMENT
YEAR ENDED     TOTAL NET     -------------------     -----------------
 MARCH 31,       WELLS       OIL     GAS     DRY     OIL    GAS     DRY
-----------    ----------    ---     ---     ---     ---   ------   ---
  2001          17.81         0       0       0      8.55   9.26     0
  2000          24.00        2.5     2.00     1      5.00   13.5     0
  1999           8.70         0      0.65     0      4.20    3.1     0.75
  1998           5.80         0       0       0      5.80    0       0
  1997          11.62         0       0       0      9.96    0       1.66
  1996          14.94         0       0       0     13.28    1.66    0
1985-1995       41.50        2.49    0.83    3.32   26.56    4.15    4.15
               ------        ----    ----    ----   -----   ----    ----
               124.37        4.99    3.48    4.32   73.35   31.67   6.56

PRESENT ACTIVITIES

     The Company is currently completing one gross (approximately 85% net) well that was drilled in late May, 2001. Additionally, the Company is recompleting three gross (approximately 85% net)wells.

OFFICE LEASE

     The Company currently leases approximately 6,000 square feet of office space for its offices at 100 East 13th, Ada, Oklahoma 74820. The space is based on a month-to-month basis at a cost of $5,800 per month from an entity that is partially owned by the families of Todd Robson and James Robson, Sr. The Company believes that these offices are suitable and adequate to meet its present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings in which the Company is a party, and the Company is not aware of any threatened legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock began trading on the Nasdaq National Market in September 2000, under the symbol "PNTU." Prior to that time, the Company's Common Stock was traded on the Nasdaq Small-Cap Market and before December 31, 1999, on the over-the-counter market and was quoted on the NASD's OTC Bulletin Board. The following table sets forth the high and low sale prices for the Company's securities as reported by the Nasdaq Stock Market since December 13, 1999, and the high and low bid prices for the prior periods.

             QUARTER ENDED                 HIGH BID     LOW BID
             -------------                 --------     -------

     June 30, 1999                          $ 7.19       $5.00
     September 30, 1999                     $ 8.50       $6.25
     December 31, 1999                      $ 8.06       $6.25
     March 31, 2000                         $ 7.50       $6.00

     June 30, 2000                          $10.00       $6.75
     September 30, 2000                     $10.063      $9.00
     December 31, 2000                      $ 9.813      $8.625
     March 31, 2001                         $10.00       $8.875

     (b) HOLDERS. As of June 18 2001, the Company had 113 shareholders of record. This does not include shareholders who hold stock in street name.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future. Pursuant to the terms in the Loan Agreement with Local Oklahoma Bank, N.A. the Company is prohibited from paying any dividends without the prior consent of the Lender.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. During the quarter ended March 31, 2001, the Company issued 110,000 shares of its common stock to acquire the remaining 55% interest in Pontotoc Holdings, Inc., which were not registered under the Securities Act of 1933 as amended. With respect to this transaction, the Company relied on Section 4(2) of the Act. The investors signed an agreement in which they represented that they acquired the shares for investment only and not for the purpose of resale or distribution. The appropriate restriction legends were placed on the certificates and stop transfer orders were issued to the transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     RESULTS OF OPERATIONS

     This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events of circumstances after the date hereof or to reflect the occurrence of unanticipated events. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth under "RISK FACTORS" in Item 1.

YEAR ENDED MARCH 31, 2001 COMPARED TO THE YEAR ENDED MARCH 31, 2000

     During December 2000, historic inclement weather conditions shut down electrical power to Southern Oklahoma and caused production setbacks. Specifically, subzero temperatures and ice storms occurring in late December forced the Company to curtail all of its oil and natural gas production for approximately 12 days in December, 2000 and 12 days in January, 2001. This setback caused the Company to lose revenue from approximately 30,000boe during this time. Additionally, all development work came to a standstill in order for the Company to rebuild and repair damages done to power lines and poles and to some of the gas pipeline. Over 45 days and approximately $100,000 were spent on rebuilding and repair efforts. The Company estimates that it lost over 60 days prior to being able to resume its development of new properties.

     Operating revenues for the year ended March 31, 2001, increased $4,227,220(87%) from the prior year. This increase is due to primarily to a 110,600 bbls. (70%) increase in oil production offset by an 117,099 mcf (18%) decrease in gas production. The net increase was due primarily to the acquisition of OBEC and the working interest of OBEC's partners and the drilling and successful recompletion of 23 wells through the year. Included in the purchase were working interests in approximately 49 oil and gas leases. Oil prices received increased 24% ($5.53 per bbl.) and gas prices received increased 49% (0.86 per mcf).

     Production costs for the year ended March 31, 2001, increased $1,502,025(100%) due primarily to the addition of oil and gas properties from the OBEC acquisition and the costs associated with those properties, along with higher production taxes associated with the increase in oil and gas production.

     Depreciation, depletion and amortization costs of the year ended March 31, 2001, rose $488,616 (135%) as compared to the prior year mainly due to the addition of oil and gas properties $18,721,891 and additional property and equipment ($447,599).

     General and administrative expenses increased $332,002(139%) due to the addition of administrative employees and an increase in investor relations, legal and contract expense associated with a public relations contract. Approximately $75,000 of the increases was due to expenses associated with the Merger Agreement with Ascent Energy, Inc.

     YEAR ENDED MARCH 31, 2000 COMPARED TO THE YEAR ENDED MARCH 31, 1999

     Operating revenues for the year ended March 31, 2000, increased $2,842,640 (134%) from the prior year due to a 549,445 mcf (624%) increase in gas production and a 21,677 bbls. (16%) increase in oil production that was achieved by the drilling and successful recompletion of 27 wells through the year. Also, oil prices received increased 69% ($9.26 per bbl.) and gas prices received increased 11% (0.18 per mcf).

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

     CAPITAL RESOURCES AND LIQUIDITY

     The Company's working capital was $1,355,124 at March 31, 2001, compared to $1,883,549 at March 31, 2000. The decrease in working capital is due to the Companying using its beginning cash along with cash provided by operations and financing activities for use in investing activities.

     During the year ended March 31, 2001, cash generated by operating activities was $4,079,639 compared to cash generated of $2,661,997 for the year ended March 31, 2000. The increase in the amount of cash generated was primarily due to the OBEC acquisition and the Company's continued recompletion program which increased oil production by 16% together with a 24% increase in the price of oil.

     Cash used in investing activities during the year ended March 31, 2001, was $13,387,749 compared $650,647 for the prior year. The Company paid $2,839,624 toward recompletions and acquiring additional oil and gas properties and $10,133,329 associated with the acquisition of OBEC and it's working interest partners.

     Cash provided by financing activities during the year ended March 31, 2001, was $8,100,236 compared to $(508,723)used in financing activities during the prior year. The Company repaid $6,436,426 and borrowed $14,347,712 during the year. Also the Company had net proceeds of $146,250 from the exercise of stock options.

     The Company has approved a budget of approximately $1,500,000 to drill approximately eight(8) new wells and to recomplete 20 to 30 existing wells to continue its shallow gas program started in the prior year. The funds necessary for these recompletions will be generated through cash flow and borrowings on our line of credit. Effective June 1, 2000, the Company has a $14,500,000 line of credit with an in-state bank. Interest on the line of credit is Libor plus 2% and is secured by certain oil and gas properties of the Company.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-25 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company and its wholly owned subsidiaries, their ages and positions held in the Company are as follows:

          NAME               AGE           POSITIONS HELD AND TENURE
          ----               ---           -------------------------

James "Robby" Robson, Jr.    42     President, Chief Executive Officer and
                                    Director

Todd Robson                  38     Vice President, Secretary, Treasurer
                                    and Director

James Robson, Sr.            62     Vice President and Director

Brian K. Gourley             39     Director

Timothy A. Jurek             49     Director

Lyle P. Phillips             63     Director

     There is no family relationship between any Director and Executive Officer of the Company except that James Robby Robson, Jr. and Todd Robson are brothers and their father is James Robson, Sr.

     The Company has an audit committee that consists of Brian K. Gourley, Lyle P. Phillips and Todd Robson. The audit committee reviews the annual financial statements, any significant accounting issues, and the scope of the audit with the independent auditors and discusses with the auditors any other audit-related matters that may arise.

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

     TODD ROBSON - Vice President, Secretary, Treasurer and Director. Mr. Robson has served as Vice President, Secretary and a Director of the Company since December 1997, and has held these same positions with Pontotoc Production Company, Inc., the Company's wholly owned subsidiary, since January 1987. From January 1985 until January 1987, he served as President and a Director of Pontotoc Production Company, Inc. From January 1983 until January 1985, he was Vice President of Marketing for Robco Oil Co., Inc.

     JAMES ROBSON, SR. - Vice President and Director. Mr. Robson has served as Vice President and Director of the Company since December 1997, and has held these same positions with Pontotoc Production Company, Inc., the
Company's wholly owned subsidiary, since January 1985.   From April 1982 until
January 1985, he served as Vice President of Operations for Robco Oil Co.,
Inc.

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

     TIMOTHY A. JUREK - Director. Mr. Jurek has served as a Director of the Company since September 1999. He has served as the President of Pontotoc Gathering LLC since March 1999. He worked as a project engineer for Conoco from 1978 until 1981. In 1981, he formed Western States Gas, the first of five natural gas gathering and marketing companies that Mr. Jurek founded and operated between 1981 and 1999. He has provided independent consulting services to the gas industry, been involved with acquisitions and mergers, served as an officer and director and has been a member of gas industry associations.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

     The following table sets forth information regarding the executive compensation for the Company's President. No executive officer received compensation in excess of $100,000 for the year ended March 31, 2001, 2000 and 1999:

                                        SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                    -----------------------------
                         ANNUAL COMPENSATION              AWARDS         PAYOUTS
                   ------------------------------  --------------------  --------
                                                               SECURI-
                                                                 TIES
                                                               UNDERLY-
                                          OTHER       RE-        ING                 ALL
                                          ANNUAL    STRICTED   OPTIONS/             OTHER
NAME AND PRINCIPAL                        COMPEN-    STOCK      SARs       LTIP     COMPEN-
POSITION            YEAR  SALARY   BONUS  SATION     AWARD(S)  (NUMBER)   PAYOUTS   SATION
------------------  ----  -------  -----  ------    --------   --------   -------   ------
James "Robby"       2001  $78,147    --   $7,788(1)    --        7,500       --       --
Robson, Jr.,        2000  $50,160    --   $6,561(1)    --       15,000       --       --
President           1999  $36,500    --   $3,504(1)    --         --         --       --
_____________

(1)  Represents dues paid to Oak Hill Country Club.

Option/SAR Grants in Last Fiscal Year

     The following table sets forth certain information with respect to options granted to the executive officers named in the Summary Compensation Table during the fiscal year ended March 31, 2001. The Company has never granted any stock appreciation rights.

                   Options/SAR Grants in Last Fiscal Year
                            Individual Grants

                         Number of     % of Total
                        Securities  Options Granted  Exercise
                        Underlying  to Employees in   Price     Expiration
         Name             Options     Fiscal Year    ($/Share)    Price
         ----           ----------  ---------------  ---------  ---------

James "Robby" Robson,     7,500          9.6%          $7.75      5/31/05
  Jr.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The following table sets forth information with respect to the executive officers named in the Summary Compensation Table regarding the exercise of options to purchase common stock during the fiscal year ended March 31, 2001, and unexercised options held as of March 31, 2001. The Company has never granted any stock appreciation rights.

              Aggregated Option Exercises in Last Fiscal Year
                          And FY-End Option Values
                                                                 Value of Un-
                                                                 Exercised
                                   Securities Underlying         In-the-Money
                                   Unexercised Options at        Options at
                                        FY-End(#)                YE-End($)(1)
                  Shares           ----------------------        ------------
                 Acquired
                    On
                 Exercise      Value          Exercisable/       Exercisable/
Name             (Number)    Realized        Unexercisable      Unexercisable
----             --------    --------        -------------      -------------

James "Robby"
 Robson, Jr.        0            0             22,500/0           $84,855/0


(1) Market value of the underlying securities at fiscal year-end minus the Option exercise price. The closing price of the common stock on the Nasdaq National Market on March 30, 2001, the last trading day of the fiscal year, was $9.688.

STOCK OPTION PLAN

     During November 1997, the Board of Directors adopted a Stock Option Plan (the "Plan"), and on November 12, 1997, the Corporation's shareholders approved the Plan. The Plan authorizes the issuance of options to purchase up to 500,000 shares of the Company's Common Stock.

     The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of the Company. The Board has the power to determine at the time that the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under

Section 422 of the Internal Revenue Code of 1986) or an option that is not an Incentive Stock Option. The Board determines vesting provisions at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

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

     As of March 31, 2001, 129,050 options were outstanding.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of June 25, 2001, with respect to the beneficial ownership of the Company's common stock by:

     * each person who is known by the Company to beneficially own more than 5% of its common stock;

     *  each director and executive officer of the Company; and

     *  all directors and executive officers of the Company as a group.

     Except as otherwise indicated, persons listed below have sole voting and investment power with respect to all shares held by them. The number of shares of common stock outstanding used to calculate the percentage for each person listed includes the shares of common stock that could be acquired by that person upon the exercise of an option within 60 days of June 29, 2001, but excludes such shares of common stock that could be so acquired by any other person.

                                 Shares of Common
  Name and Address              Stock Beneficially           Percent of
of Beneficial Owner                  Owned                  Common Stock
-------------------             ------------------          ------------

James "Robby" Robson, Jr.             595,997(1)               11.1%

Todd Robson                           592,551(2)               11.0%

James Robson, Sr.                     398,813(3)                7.4%

Brian K. Gourley                       58,671                   1.1%

Timothy A. Jurek                       85,000(4)                1.6%

Lyle P. Phillips                      299,000(5)                5.6%

All Directors and Executive
Officers as a Group (6 persons)     2,030,032(1)(2)(3)(4)      37.8%
______________________

 *   Less than one percent.

(1) Includes 2,000 shares held by Mr. Robson's children, 2,000 shares underlying currently exercisable stock options held by Mr. Robson's wife and 22,500 shares underlying currently exercisable stock options held directly.

(2)  Includes 22,500 shares underlying currently exercisable stock options.

(3)  Includes 7,500 shares underlying currently exercisable stock options.

(4) Includes 60,000 shares held by Mr. Jurek as trustee of four trusts for the benefit of Mr. Jurek and members of his immediate family.

(5) Represents 256,000 shares held by Mr. Phillips' revocable trust, 25,000 shares held by Mr. Phillips' wife's revocable trust and 18,000 shares held by a trust of which Mr. Phillips' wife serves as trustee.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company currently leases approximately 6,000 square feet of office space for its offices at 100 East 13th, Ada, Oklahoma 74820. The space is based on a month-to-month basis at a cost of $5,800 per month from an entity that is partially owned by the families of Todd Robson and James Robson, Sr. The Company believes that these offices are suitable and adequate to meet its present and anticipated needs.

     On March 1, 2001, the Company acquired the 55% ownership it did not own from the other stockholders of Pontotoc Holdings, Inc. in exchange for an aggregate of 110,000 shares of the Company's common stock. Timothy A. Jurek, as trustee of four family trusts, received 60,000 of the shares of the Company's common stock in this transaction.

     During the year ended March 31, 2001, the Company recognized approximately ($54,000) in loss under the equity method from Pontotoc Gathering LLC prior to Pontotoc Holdings, Inc.(the parent company of Pontotoc Gathering LLC) becoming a wholly owned subsidiary on March 1, 2001. During 1999, the Company loaned $70,000 to this LLC under a note agreement that required monthly payments of interest at 10% and matured on April 30, 2001. During the year ended March 31, 2001, the Company received the remaining principal payments of $6,300 on this note.

     The Company sold its natural gas to the LLC on an 80/20 contract through February, 2001, which means that the Company received 80% of the spot price less the cost of transportation. From April 1, 2000 through February 28, 2001, natural gas sales to Pontotoc Gathering LLC totaled approximately $933,064. Prior to establishing Pontotoc Gathering LLC the Company had received approximately 55% of the spot price less the cost of transportation on its sales of natural gas.

    Management believes that the terms of the transactions with Pontotoc Gathering LLC were at least as favorable as those that could be obtained from nonaffiliated parties.


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

10.2        Agreement and Plan of         Filed herewith electronically
            Merger between Pontotoc
            Holdings, Inc., Pontotoc
            Merger Company and
            Pontotoc Production, Inc.

10.3        Agreement and Plan of         Incorporated by reference to
            Merger among Ascent           Annex A to the Initial Form S-4
            Energy, Inc., Pontotoc        filed by Ascent Energy on
            Acquisition Corp. and         March 28, 2001
            Pontotoc Production, Inc.

10.4        Stock Purchase and            Incorporated by reference to
            Sale Agreement between        the Registrant's Form 8-K dated
            Mike Cantrell and             June 1, 2000, and filed
            Pontotoc Production, Inc.     June 15, 2000

10.5        Amended and Restated          Incorporated by reference to
            Agreement among Local         the Registrant's Form 8-K dated
            Oklahoma Bank, N.A.,          June 1, 2000 and filed
            Pontotoc Production,          June 15, 2000
            Inc., et al

21          Subsidiaries of the           Filed herewith electronically
            Registrant

23.1        Consent of Grant Thornton     Filed herewith electronically
            LLP

23.2        Consent of Fletcher Lewis     Filed herewith electronically
            Engineering, Inc.

23.3        Consent of Netherland,        Filed herewith electronically
            Sewell & Associates, Inc.

     (b) REPORTS ON FORM 8-K. The Compnay filed a Report on 8-K dated March 1, 2001 reporting information under Item 2-Acquisition or Disposition of Assets concerning the acquisition of the remaining 55% in Pontotoc Holdings, Inc. that the Company did not already own.

     The Company filed a Report on 8-K dated June 18, 2001 for the purpose of filing the Financial Statements as of March 31, 2001 (unaudited) and March 31, 2000 (audited).

     The Company filed a Report on 8-KA dated June 22 ,2001 to amend the Report on 8-K dated June 18, 2001.

                        INDEX TO FINANCIAL STATEMENTS


                                                              PAGE(S)
Financial Statements:
     Report of Independent Certified Public Accountants . . .  F-2

     Balance Sheets, March 31, 2001 and 2000 . . . . . . . .   F-3

     Statements of Earnings for the years
     ended March 31, 2001 and 2000. . . . . . . . . . . . . .  F-4

     Statement of Stockholders' Equity
     for the years ended March 31, 2001 and 2000. . . . . . .  F-5

     Statements of Cash Flows for the years
     ended March 31, 2001 and 2000. . . . . . . . . . . . . .  F-6

     Notes to Financial Statements. . . . . . . . . . . . . .  F-8 - F-25

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Pontotoc Production, Inc.

We have audited the accompanying consolidated balance sheets of Pontotoc Production, Inc. and Subsidiaries, as of March 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pontotoc Production, Inc. and Subsidiaries, as of March 31, 2001 and 2000, and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/Grant Thornton LLP

GRANT THORNTON LLP

Oklahoma City, Oklahoma
May 24, 2001 (except for Note N,
as to which the date is June 8, 2001)

                   PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                   March 31,

     ASSETS                                         2001           2000
                                                -----------     ----------
CURRENT ASSETS
  Cash and cash equivalents (note A1)           $   565,923     $1,773,797
  Trading securities (note A2)                          658          4,723
  Accounts receivable, net of allowance
   for doubtful accounts of $1,361 in
   2001 and 2000 (note A10)                       1,247,073        700,376
  Other current assets (note A3and A13)             449,811         17,915
                                                -----------     ----------
     Total current assets                         2,263,465      2,496,811

PROPERTY AND EQUIPMENT - AT COST, net
  Based on the full cost method of accounting
  For oil and gas properties
  (notes A4,B,C,D and J)                         24,885,509      6,213,734
NOTE RECEIVABLE - AFFILIATE (note K)                  1,063          7,800
OTHER (notes K and L)                                65,736        170,461
                                                -----------     ----------
                                                $27,215,773     $8,888,806
                                                ===========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                            $   273,930     $   91,960
    Accrued and other current liabilities           165,943         24,239
    Income taxes payable (note G)                   138,324        230,917
    Deferred income taxes (note G)                  273,144        266,146
    Current note payable (note E)                    57,000           -
                                                -----------     ----------
          Total current liabilities                 908,341        613,262
LONG-TERM DEBT, less current maturities(note F)   7,911,286           -
DEFERRED INCOME TAXES (note E)                    6,940,717        882,219
COMMITMENTS AND CONTINGENCIES (note H)                 -              -

STOCKHOLDERS' EQUITY (note L)
 Common stock - $.0001 par value; authorized,
  100,000,000 shares; issued and outstanding,
  5,323,695 shares in 2001 and 5,176,445
  shares in 2000                                        532            517
 Preferred stock - $.0001 par value;
  authorized, 5,000,000 shares; issued and
  outstanding, none                                    -              -
 Additional paid-in capital                       5,255,736      3,980,550
 Retained earnings                                6,199,161      3,412,258
                                                -----------     ----------
                                                 11,455,429      7,393,325
                                                -----------     ----------
                                                $27,215,773     $8,888,806
                                                ===========     ==========

The accompanying notes are an integral part of these statements.

                   PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                              Year ended March 31,

                                                    2001           2000
                                                 ----------     ----------
Operating revenues
 Oil and gas sales (note A6)                     $9,014,874     $4,832,805
 Gas gathering income                                45,151           -
                                                 ----------     ----------
                                                  9,060,025      4,832,805

Operating costs and expenses
 Production                                       3,007,403      1,505,351
 Gas gathering purchases                             27,565           -
 Depreciation, depletion, and amortization          850,168        361,552
 General, administrative, and other                 571,268        239,266
                                                 ----------     ----------
                                                  4,456,404      2,106,169
                                                 ----------     ----------
     Earnings from operations                     4,603,621      2,726,636

Other income                                         37,559        226,336
Interest expense                                   (636,417)      (107,146)
                                                 ----------     ----------
     Earnings before income taxes                 4,004,763      2,845,826

Provision for income taxes (note G)               1,217,860        851,066
                                                 ----------     ----------
     NET EARNINGS                                $2,786,903     $1,994,760
                                                 ==========     ==========

Earnings per share - basic (note A11)            $      .54     $      .41
                                                 ==========     ==========

Earnings per share - diluted (note A11)          $      .53     $      .40
                                                 ==========     ==========

Weighted average number of common
 shares outstanding:
  Basic                                           5,209,142      4,823,521
                                                 ==========     ==========
  Diluted                                         5,250,345      5,009,576
                                                 ==========     ==========











The accompanying notes are an integral part of these statements.

                PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended March 31, 2001 and 2000


                                                   Additional
                                  Common stock      paid-in      Retained
                                Shares    Amount    capital      earnings     Total
                               ---------  -------  ----------   ----------  ----------

Balance at April 1, 1999       4,654,513  $  465   $2,018,828   $1,417,498  $3,436,791

Issuance of common stock         521,932      52    1,961,722         -      1,961,774

Net earnings                        -       -            -       1,994,760   1,994,760
                               ---------  ------   ----------   ---------- -----------

Balance at March 31, 2000      5,176,445     517    3,980,550    3,412,258   7,393,325

Issuance of common stock         147,250      15    1,275,186           -    1,275,201

Net earnings                        -       -            -       2,786,903   2,786,903
                               ---------  ------   ----------   ---------- -----------

Balance at March 31, 2001      5,323,695  $  532   $5,255,736   $6,199,161 $11,455,429
                               =========  ======   ==========   ========== ===========
























The accompanying notes are an integral part of this statement.

                 PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Year ended March 31,

                                                    2001           2000
                                                 -----------    -----------
Increase (Decrease) in Cash and Cash
 Equivalents

Cash flows from operating activities
 Net earnings                                    $ 2,786,903    $ 1,994,760
 Adjustments to reconcile net earnings to
  Net cash provided by operating activities
   Depreciation, depletion, and amortization         850,168        361,552
   Deferred income taxes                             829,094        629,958
   Net (earnings) loss of investee                    54,826       (113,451)
   Non-cash compensation                              21,157         14,316
   Gain on sale of asset                              (2,485)          -
   Change in assets and liabilities
    (Increase) decrease in
     Accounts receivable, net                       (489,808)      (404,834)
     Other assets                                    (43,432)        (2,689)
    Increase (decrease) in
     Accounts payable                                 24,105        (11,554)
     Accrued and other current liabilities           141,704        (27,169)
     Income taxes payable                            (92,593)       221,108
                                                 -----------    -----------
      Net cash provided by operating activities    4,079,639      2,661,997

Cash flows from investing activities
 Proceeds from note receivable - affiliate             6,300         63,700
 Issuance of note receivable - affiliate                -            (1,500)
 Purchase of property and equipment                 (447,599)      (267,531)
 Proceeds on sales of property and equipment          11,413      1,088,754
 Oil and gas property additions                   (2,839,624)    (1,534,070)
 Oil and gas property dispositions                    15,000           -
 Purchase of business   net of cash acquired     (10,133,239)          -
                                                 -----------    -----------
      Net cash (used in)investing activities     (13,387,749)      (650,647)

Cash flows from financing activities
 Borrowings                                       14,414,412        281,986
 Repayment of borrowings                          (6,460,426)    (2,646,704)
 Sale of common stock, net of offering costs          -           1,855,995
 Proceeds from exercise of stock options             146,250           -
                                                 -----------    -----------
      Net cash provided by (used in) financing
       activities                                  8,100,236       (508,723)
                                                 -----------    -----------
      NET (DECREASE) INCREASE IN CASH AND
        CASH EQUIVALENTS                          (1,207,874)     1,502,627

Cash and cash equivalents at beginning of year     1,773,797        271,170
                                                 -----------    -----------
Cash and cash equivalents at end of year         $   565,923    $ 1,773,797
                                                 ===========    ===========

The accompanying notes are an integral part of these statements.

                   P0NTOTOC PRODUCTION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                Year ended March 31,

                                                    2001           2000
                                                 -----------    -----------
Supplemental Cash Flow Information

Cash paid during the year for:

    Interest                                        $633,346   $   107,146
    Income taxes                                     481,360          -

Noncash investing and financing activities:

During 2001, the Company acquired all of the capital stock of Oklahoma Basic Economy Corporation and the working interest of Oklahoma Basic Economy Corporation's partners for $10,133,239 in cash.

          Estimated fair value of assets acquired  $14,744,364
          Less liabilities assumed                  (4,611,125)
                                                   -----------
          Cash paid net of cash acquired           $10,133,239
                                                   ===========

During 2001, the Company acquired the remaining 55% interest in a 45% owned investee in exchange for 110,000 shares of common stock. In conjunction with the acquisition assets were acquired and liabilities were assumed as follows:

          Estimated fair value of assets acquired  $ 1,845,638
          Less liabilities assumed                    (759,388)
                                                   -----------
          Estimated fair value of common stock     $ 1,086,250
                                                   ===========

During 2001 a consulting agreement entered into during 2000 was amended to provide services through July, 2003 and 8,000 additional shares of common stock was issued with a fair value of $42,700. The new agreement resulted in an expense in the year 2001 of $21,157.

During 2000, a consulting agreement was financed through the issuance of 14,000 shares of common stock with a fair value of $50,120. Under this agreement, consulting services were to be provided for 42 months that resulted in an expense in the year 2000 of $14,316.

During 2000, property and equipment and oil and gas property additions of $55,659 was financed through the issuance of 13,000 shares of common stock.

During 2000, depreciation expense on oil field service equipment of $14,382 was capitalized to oil and gas properties. During 2001 and 2000, property and equipment and oil and gas property additions of $38,054 and $44,333 were financed through accounts payable, respectively.


The accompanying notes are an integral part of these statements.

                  PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2001 and 2000


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

The Company maintains its cash in bank deposit accounts and money market funds that may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on such accounts.

At March 31, 2001, the Company had cash and cash equivalents of approximately $516,972 in a margin account.

                  PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                           March 31, 2001 and 2000


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

3.    Futures Contracts

The Company contracts to sell crude oil at future dates at prices based on then-current market prices. Due to wide fluctuations in the market prices for crude oil, the Company frequently enters into futures contracts to hedge the price risk associated with anticipated sales. Gains and losses on these contracts are deferred and recognized concurrently with the revenues from the associated exposures. For the years ended March 31, 2001 and 2000 the Company reduced oil and gas revenue by approximately $494,000 and $159,000, respectively, for losses on hedge contracts. At March 31, 2001, the Company has entered into futures contracts for 132,000 barrels of crude oil (average of 13,200 barrels per month) at average prices of $26.20 per barrel settling at various dates through February 2002. The losses on these futures contracts at March 31, 2001 and 2000 of approximately $139,000 and $6,300, respectively, have been deferred and are reflected in other current assets.

To a lesser extent, the Company enters into contracts to sell oil at future dates which are designated as speculative at the inception of the contract. These contracts are recognized at fair value with gains or losses charged to operations. During the year ended March 31, 2001 the Company recognized $44,284 in gains from such contracts. The Company has no speculative contracts at March 31, 2001.

4.    Property and Equipment

The full cost method of accounting is used to account for oil and gas properties. Under this method of accounting, all costs incident to the acquisition, exploration, and development of properties (both developed and undeveloped), including costs of abandoned leaseholds, lease rentals, unproductive wells, and well drilling and equipment costs, are capitalized. If the Company's unamortized costs exceed the cost center ceiling (defined as

                  PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                           March 31, 2001 and 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

the sum of the present value, discounted at 10%, of estimated future net revenues from proved reserves, less related income tax effects), the excess is charged to expense in the year in which the excess occurs. Generally, no gains or losses are recognized on the sale or disposition of oil and gas properties. Income in connection with contractual services performed on wells in which the Company has an economic interest is credited to oil and gas properties as a component of the full cost pool.

Depreciation and depletion of proved oil and gas properties as well as estimated future development costs on proved undeveloped properties are amortized using the units-of-production method. The units-of-production method is based primarily on estimates of reserve quantities. Due to uncertainties inherent in this estimation process, it is at least reasonably possible that reserve quantities will be revised significantly in the near term.

Pipeline and support equipment are stated at cost, net of depreciation. Depreciation and amortization is computed using straight-line and accelerated methods over the estimated useful lives of the assets of 5 to 25 years.

Estimated useful lives of other equipment is as follows:

     Furniture, fixtures, and office equipment             5-7 years
              Automobiles and trucks                         5 years
              Leasehold improvements                         7 years
            Buildings and improvements                   10-25 years

Impairment losses are recorded on property and equipment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

5.    Revenue Recognition and Gas Imbalances

Oil and gas sales are recognized when the product is transported from the well site.

Gas imbalances are accounted for under the sales method whereby revenues are recognized based on actual production sold. A liability is recorded when the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves (overproduced). No receivables are recorded for those wells where the Company has taken less than its ownership share of gas production (underproduced). At March 31, 2001, the Company's gas balancing position was approximately 7,000 mcf underproduced.

                  PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                           March 31, 2001 and 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

6.     Reimbursements

Pontotoc's production and general and administrative costs are recognized net of reimbursements from outside joint interest owners to the extent that such reimbursements do not exceed that portion of production and general and administrative costs attributable to outside joint interest owners based on their respective holding in the jointly held properties. General and administrative costs of $50,795 and $14,382 respectively were capitalized for the years ended March 31, 2001 and 2000, which were directly identified with acquisition, exploration and development activity undertaken by the Company. General and administrative costs recovered through allocations to other working interest owners were approximately $114,975 and $101,265, respectively for the years ended March 31, 2001 and 2000. Production costs recovered through allocations to other working interest owners were approximately $146,215 and $28,000 respectively for the years ended March 31, 2001 and 2000.

7.     Reclassifications

Certain reclassifications have been made to the 2000 consolidated financial statements to conform with the 2001 presentation.

8.     Income Taxes

Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws.

A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

10.   Concentrations of Credit Risk and Major Customers

The Company extends credit to purchasers of oil and natural gas that are primarily large energy companies. The Company had one purchaser whose purchases were approximately 90% of total revenues for the year ended March 31, 2001. Additionally, the Company had two purchasers whose purchases were approximately 66% and 12% of accounts receivable at March 31, 2001. The Company had two purchasers whose purchases were 72% and 19% of total revenues for the year ended March 31,2000, and was approximately 56% and 29% of accounts receivable at March 31, 2000.

                  PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                           March 31, 2001 and 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

10.   Earnings Per Share

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

The following table sets forth the computation of weighted average shares outstanding, basic and diluted, for the years ended March 31:

                                                2001          2000
                                            -----------    ---------
   Weighted average shares outstanding        5,209,142    4,823,521
   Effect of dilutive securities -
    common stock purchase warrants                -          159,685
   Effect of dilutive securities -
    stock options                                41,203       26,370
                                              ---------    ---------
   Weighted average shares outstanding -
    assuming dilution                         5,250,345    5,009,576
                                              =========    =========

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

12.    Recently Issued Accounting Pronouncement

Statement of Financial Accounting Standards("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137,
Accounting for Derivative Instruments and Hedging Activities   Deferral of the
Effective Date of FASB No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the

                  PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                           March 31, 2001 and 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED


Company as of April 1, 2001. SFAS No. 133 requires that the Company recognize all derivatives as either assets or liabilities measured as fair value. The accounting for changes in the fair value of the derivative depends on the use of the derivative. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives change in fair value will be immediately recognized in earnings. Effective April 1, 2001, the Company will record a cumulative-type adjustment of approximately $97,000 net of tax benefit of approximately $42,000 in accumulated other comprehensive loss to recognize the fair value of it's derivatives qualifying as cash-flow hedging financial instruments.

13.     Principles of Consolidation

The consolidated financial statements include the accounts of Pontotoc Production, Inc. and its wholly-owned subsidiaries, Pontotoc Production Company, Inc., Oklahoma Basic Economy Corporation, and Pontotoc Holdings, Inc. (subsequent to March 1, 2001)

NOTE B - PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following at March
31:

                                                    2001          2000
                                                -----------    ----------
Oil and gas properties:
   Proved oil and gas properties                $23,953,577    $6,567,544
   Less accumulated depreciation,
     depletion, and amortization                  1,784,389       751,397
                                                -----------    ----------
   Net oil and gas properties                   $22,169,188    $5,816,147
                                                -----------    ----------

   Support and other equipment                    1,122,223       631,709
   Pipeline                                       1,938,177          -
                                                -----------    ----------
                                                  3,060,400       631,709
   Less accumulated depreciation and
    amortization                                    559,652       419,622
                                                -----------    ----------
   Net other property and equipment               2,500,748       212,087
                                                -----------    ----------
   Land                                             215,573       185,500
                                                -----------    ----------
   Property and equipment, net of accumulated
    Depreciation, depletion and amortization    $24,885,509    $6,213,734
                                                ===========    ==========

                  PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                           March 31, 2001 and 2000


NOTE C - OIL AND GAS INFORMATION

Costs related to the oil and gas activities of the Company were incurred as follows:

                                                    Year ended March 31,
                                                 -------------------------
                                                    2001           2000
                                                 -----------    ----------
     Property acquisition costs                  $17,337,617    $  557,572
     Development costs                             1,384,274     1,075,410

The Company had the following aggregate capitalized costs relating to the Company's oil and gas activities at March 31:

                                                    2001           2000
                                                 -----------    ----------
     Proved oil and gas properties               $23,953,577    $6,567,544
     Pipeline and support equipment                1,938,177          -
     Less accumulated depreciation,
      depletion, and amortization                  1,806,476       751,397
                                                 -----------    ----------
                                                 $24,085,278    $5,816,147
                                                 ===========    ==========

Depreciation, depletion, and amortization expense of oil and gas properties amounted to $2.06 and $1.24 per equivalent barrel of production for the years ended March 31, 2001 and 2000, respectively.

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

                   PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            March 31, 2001 and 2000


NOTE D - OIL AND GAS RESERVE DATA (UNAUDITED) - CONTINUED

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

The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by independent petroleum engineers.

                      Summary of Changes in Proved Reserves

                                            Year ended March 31,
                                  ------------------------------------------
                                           2001                  2000
                                  ---------------------  -------------------
                                     Bbls        Mcf       Bbls        Mcf
                                  ---------   ---------  ---------  --------
Proved developed and undeveloped
 reserves
  Beginning of year              4,558,871  14,880,375  4,287,264   9,483,050
  Extensions and discoveries        33,079     685,748    169,786   1,006,052
  Purchase of minerals in place  6,001,075   1,176,174    361,231   2,298,029
  Sale of minerals in place           -           -      (389,816) (1,664,883)
  Production                      (269,713)   (520,288)  (159,113)   (637,387)
  Revisions of estimates           546,607   7,481,535    289,519   4,395,514
                                 ---------  ----------  ---------   ---------
     End of year                10,869,919  23,703,544  4,558,871  14,880,375
                                ==========  ==========  =========  ==========

Proved developed reserves
 Beginning of year               2,790,672  10,474,984  2,811,300   8,226,484
 End of year                     6,171,006  19,298,157  2,790,672  10,474,984

                  PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                            March 31, 2001 and 2000


NOTE D - OIL AND GAS RESERVE DATA (UNAUDITED) - CONTINUED

             Standardized Measure of Discounted Future Net Cash Flows
                     Relating to Proved Oil and Gas Reserves

                                                            March 31,
                                                  ---------------------------
                                                      2001           2000
                                                  ------------   ------------
Future oil and gas revenues                       $366,557,604   $142,992,581
Future production and development costs            (98,957,629)   (34,782,698)
                                                  ------------   ------------
Future net cash flows before income taxes          267,599,975    108,209,883
Future income taxes                                (90,507,126)   (35,883,801)
                                                  ------------   ------------
Future net cash flows after income taxes           177,092,849     72,326,082
Discounted at 10% for estimated timing of
 cash flows                                        (79,637,364)   (29,560,394)
                                                  ------------   ------------
Standardized measure of discounted future
 net cash flows                                   $ 97,455,485   $ 42,765,688
                                                  ============   ============

      Changes in Standardized Measure of Discounted Future Net Cash Flows
                      Related to Proved Oil and Gas Reserves

                                                    Year ended March 31,
                                                ---------------------------
                                                    2001           2000
                                                ------------   ------------
Sales and transfers of oil and gas
 produced, net of production costs              $(6,007,471)   $ (3,299,445)
Development costs incurred during year
 which were previously estimated                  1,267,883       1,075,410
Extensions and discoveries, net of related
 development costs                                1,781,688       2,802,453
Net change in income taxes                      (30,059,614)    (10,372,362)
Accretion of discount                             6,398,401       3,664,728
Purchase of minerals in place                    62,513,802       6,586,269
Sale of minerals in place                             -          (3,856,612)
Net changes in production rates and other        (9,099,896)      1,422,425
Revisions in quantity estimates                  17,821,190       9,290,864
Net change in sales and transfer prices,
 net of related production costs                 10,073,814      12,318,359
                                                ------------   ------------
     Net increase                                54,689,797      19,632,089

  Balance at beginning of year                   42,765,688      23,133,599
                                                ------------   ------------
  Balance at end of year                        $97,455,485    $ 42,765,688
                                                ============   ============

                PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                            March 31, 2001 and 2000


NOTE E - NOTE PAYABLE

Note payable consists of a variable rate revolving line of credit (8% at March 31, 2001) with the F & M Bank & Trust Company for $100,000 with any outstanding principal due July 26,2001, collateralized by all real and personal property.

NOTE F - LONG-TERM DEBT

Long-term debt consisted of the following at March 31:

                                                    2001           2000
                                                ------------   ------------
Note payable to Local Oklahoma
Bank N.A. ("Local") bearing interest at
 LIBOR rate plus 2.00%(7.2% at March 31, 2001);
 collateralized by oil and gas properties       $ 7,911,286     $     -
  Less current maturities                             -               -
                                                ------------   ------------
                                                $ 7,911,286     $     -
                                                ============   ============

The note payable to Local is subject to the provisions of a credit agreement, covenants of which provide for, among other things, current ratio, debt service ratios, and tangible net worth requirements, as defined and is payable at maturity, August 10, 2002. The Company has letters of credit outstanding of $110,000 with Local for certain oil and gas performance requirements.

NOTE G - INCOME TAXES

The components of income tax expense were as follows:

                                                    Year ended March 31,
                                                 -------------------------
                                                    2001           2000
                                                 ----------     ----------
     Current
      Federal                                    $  349,811     $  172,678
      State                                          38,956         48,430
                                                 ----------     ----------
                                                    388,767        221,108
     Deferred                                       829,093        629,958
                                                 ----------     ----------
                                                 $1,217,860     $  851,066
                                                 ==========     ==========

                   PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                              March 31, 2001 and 2000


NOTE G - INCOME TAXES - CONTINUED

Deferred tax liabilities consisted of the following at March 31:

                                                    2001           2000
                                                 ----------     ----------

      Conversion from accrual to cash basis      $  216,853     $  233,126
      Hedge contracts                                56,291         33,019
      Property and equipment                          6,254          6,254
      Oil and gas properties                      6,934,463        875,966
                                                 ----------     ----------
                                                 $7,213,861     $1,148,365
                                                 ==========     ==========

The effective tax rate on earnings before income taxes differs from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with actual taxes for the years ended March 31:

                                                    2001           2000
                                                 ----------     ----------

     Computed federal tax provision              $1,361,619     $  967,581
     Increase (decrease) in tax from
      Allowable percentage depletion in
       excess of tax basis                         (354,862)      (136,437)
      Nondeductible expenses                          8,414          2,287
     Effect of state income taxes                   176,473           -
     Effect of graduated rates, tax credits,
      and other                                      26,216         17,635
                                                 ----------     ----------
         Provision for income taxes              $1,217,860     $  851,066
                                                 ==========     ==========

NOTE H - COMMITMENTS AND CONTINGENCIES

1.    Leases

The Company conducts its operations from facilities that are leased from an affiliate under an operating lease. The lease provides for monthly rentals of $5,800 effective June 1, 2001 and is on a month-to-month basis.

Rent expense for the years ended March 31, 2001 and 2000 was $21,000 and $11,000, respectively.

                    PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                             March 31, 2001 and 2000

NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

2.    Other

The Company is involved in various legal actions relating to its operations. Management believes that losses, if any, arising from such actions will not be material to the Company's financial position or results of operations.

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2001 and 2000. Such information, which pertains to the Company's financial instruments, does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table are the amounts at which the financial instruments are reported in the financial statements.

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

                                       2001                      2000
                             -----------------------  -----------------------
                              Carrying    Estimated    Carrying    Estimated
                               amount     fair value    amount     fair value
                             ----------   ----------  ----------   ----------
Financial assets
 Cash and cash equivalents   $  565,923    $ 565,923   $1,773,797   $1,773,797
 Trading securities                 658          658        4,723        4,723
 Note receivable - affiliates     1,063        1,063        7,800        7,800

Financial liabilities
 Current note payable            57,000       57,000         -            -
 Variable rate long-term
  debt                        7,911,286    7,911,286         -            -
 Hedging contracts                 -         139,000         -            -

                   PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                           March 31, 2001 and 2000

NOTE J - PROPERTY ACQUISITIONS

On June 1, 2000, the Company acquired Oklahoma Basic Economy Corporation ("OBEC") and the working interest of OBEC's partners for approximately $10,000,000. Included in the purchase were interests in approximately 49 oil and gas leases located in the following counties: Pontotoc, Pottawatomie, and Seminole. The purchase also included two workover rigs, and miscellaneous oilfield equipment that relates to the ongoing production of the oil and gas properties. The purchase price included approximately $76,000 of legal and accounting fees for the transaction. The acquisition has been accounted for using the purchase method and the operations of acquired properties are included subsequent to June 1, 2000.

The estimated fair market values of the assets acquired and liabilities assumed in the acquisition of OBEC are as follows:

          Estimated fair value of assets acquired:
               Cash                               $        20
               Property and equipment                  77,539
               Oil and gas properties              14,392,340
               Inventory                              274,465
                                                  -----------
               Total fair value of assets          14,744,364
                                                  -----------
          Liabilities assumed
               Deferred income tax liability        4,611,125
                                                  -----------
          Estimated fair value of acquisition     $10,133,239
                                                  ===========

The following summarizes pro forma unaudited results of operations for the year ended March 31, 2001 and 2000 as if the acquisition had been consummated immediately prior to April 1, 2000 and 1999. These pro forma results are not necessarily indicative of future results.

                                                Pro Forma (Unaudited)
                                                ---------------------
                                                      Year Ended
                                                       March 31
                                                  2001        2000
                                              ----------   ----------
          Revenues                            $9,734,234   $7,855,581
                                              ==========   ==========
          Net Income                          $2,971,598   $2,387,335
                                              ==========   ==========
          Earnings per common share
               Basic                          $      .57   $      .49
                                              ==========   ==========
               Diluted                        $      .57   $      .48
                                              ==========   ==========

                  PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                            March 31, 2001 and 2000


NOTE J - PROPERTY ACQUISITIONS - CONTINUED

On March 1, 2001 the Company acquired the remaining 55% interest in Pontotoc Holdings, Inc. (PHI), the holding company for Pontotoc Gathering, LLC, from a Director of the Company and two employees of PHI for 110,000 shares of the Company's common stock. The 110,000 shares issued in the Pontotoc Holdings transaction were valued at $1,086,250 ($9.875 per share) based on the closing market price of the Pontotoc common stock on the date of execution of the merger agreement with Pontotoc Holdings. The acquisition has been accounted for as a purchase with the operations of the acquired interest included since acquisition.

The estimated fair market values of the assets acquired and liabilities assumed in the acquisition of PHI are as follows:

          Estimated fair value of assets acquired:
               Accounts Receivable             $    56,890
               Property and equipment               25,533
               Pipeline                          1,763,216
                                               -----------
               Total fair value of assets        1,845,639
                                               -----------
          Liabilities assumed
               Accounts Payable                    134,112
               Deferred income tax liability       625,277
                                               -----------
          Estimated fair value of acquisition  $ 1,086,250
                                               ===========

NOTE K - RELATED PARTY TRANSACTION

During 1999, the Company acquired a 45% ownership interest in PHI for $4,500. During 2001 and 2000, the Company recognized an approximate ($55,000) loss and $113,000 in income respectively from the investment in the gas gathering company that is reflected in other income.

During 1999, the Company loaned $70,000 to the gas gathering company under a note agreement that required monthly payments of interest at 10% and was fully paid at maturity on April 30, 2001.

During 2000, the Company advanced an employee $1,500. The loan matures on July 1, 2001, earns interest at 8%, and requires monthly payment of $105 beginning on May 1, 2000. In 2001 an additional advance of $700 was made.

                 PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                         March 31, 2001 and 2000


NOTE L - STOCKHOLDERS' EQUITY - CONTINUED


NOTE L - STOCKHOLDERS' EQUITY

During 2001, 29,250 stock options were exercised at $5.00 per share for a total of $146,250.

In August 2000,the Company issued 8,000 shares of common stock having an estimated fair value of $42,700 pursuant to an amended consulting agreement for services to be rendered through July, 2003. The current award plus the remaining unamortized balance of the previous award is being amortized over the service period of the amended agreement (36 months) and resulted in approximately $21,000 of consulting expense in 2001. The unamortized balance of approximately $57,000 is included in Other Assets at March 31, 2001.

On March 1,2001 the Company issued 110,000 shares of common stock valued at $1,086,250 in exchange for the remaining 55% interest in Pontotoc Holdings, Inc.

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

NOTE M - STOCK OPTIONS

In April 1999, the Company approved a stock option plan for issuance of up to 500,000 shares of stock to key employees and directors of the Company. The stock options vest immediately.

                 PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                         March 31, 2001 and 2000


NOTE M - STOCK OPTIONS - CONTINUED

The Company uses the intrinsic value method to account for its stock option plan in which compensation is recognized only when the fair value of each option exceeds its exercise price at the date of grant. Accordingly, no compensation cost has been recognized for the options issued. Had compensation costs been determined based on fair value of the options at the grant dates, the Company's net income and income per share would have been decreased to the pro forma amounts for the year ended March 31, 2001 and 2000.

                                               2002              2000
                                            ----------        ----------
     Net income
      As reported                           $2,805,686        $1,994,760
      Pro forma                             $2,515,974        $1,743,160

     Income per share
     As reported - basic                    $      .54        $      .41
      As reported - diluted                 $      .53        $      .40
      Pro forma - basic                     $      .48        $      .36
      Pro forma - diluted                   $      .48        $      .35

The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: no expected dividends; expected volatility of 44.3% and 57.1%; risk-free interest rate of 6.44% and 5.2%; and expected lives in both years of five years. The exercise price of all options equaled or exceeded market price of the stock at the date of grant.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company's stock options as of March 31, 2001 and 2000 and changes during the year then ending is presented below.

                 PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                         March 31, 2001 and 2000


NOTE M - STOCK OPTIONS - CONTINUED

                                              2001                 2000
                                       -------------------   ----------------
                                                   Weighted           Weighted
                                                   average            average
                                                   exercise           exercise
                                        Share       price     Share    price
                                        -------    --------  -------  --------
Outstanding at beginning of year         92,500     $ 5.00       -        -
Granted                                  77,800       7.75    101,000    5.00
Exercised                               29,250       5.00       -        -
Forfeited                               12,000       6.09      8,500    5.00
                                       -------      -----    -------   -----
Outstanding at end of year             129,050      $6.56     92,500    5.00
                                       =======      =====    =======   =====

Options exercisable at year end        129,050      $6.56     92,500    5.00
                                       =======      =====    =======   =====

Weighted average fair value of
 options granted during the year                    $3.72              $2.72


The following table summarizes information about stock options outstanding at March 31, 2001:
                                                     Weighted
                                                     average      Weighted-
                                                     remaining    average
                                        Number      contractual   exercise
                                      outstanding      life        price
                                      -----------   -----------   --------
                                        56,000       3.00 years     $5.00
                                        73,050       4.17 years      7.75
                                      -----------                 --------
                                       129,050                       6.56
                                      ===========                 ========

NOTE N - SUBSEQUENT EVENT

On January 19, 2001, the Company entered into a definitive agreement and plan of merger to be acquired by privately held Ascent Energy, Inc. through an exchange offer. Under the terms of the agreement, Ascent Energy will pay or deliver to the Company's stockholders, in exchange for each share of Company common stock, $9.00 net in cash and Ascent Energy convertible preferred stock having a liquidation preference of $2.50 per share. The Ascent Energy stock will be convertible into 10% of the outstanding common stock of Ascent Energy on a fully-diluted basis. The Company has not intended to infer in its prior

                 PONTOTOC PRODUCTION, INC. AND SUBSIDIARIES

                         March 31, 2001 and 2000


NOTE N - SUBSEQUENT EVENT - CONTINUED

disclosures that the value of the Ascent Energy mandatorily convertible preferred stock is $2.50 per share. Ascent Energy anticipates recording the Ascent Energy stock at $.49 per share in accordance with generally accepted accounting principles. This transaction is expected to be completed by the end of July, 2001.

On June 8, 2001, the Company announced that its agreement to be acquired by Ascent Energy, Inc. has been amended to extend the date by which the offer made by Ascent to acquire the Company must be consummated to July 31, 2001.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2001                  PONTOTOC PRODUCTION, INC.


                                     By:/s/ James Robby Robson, Jr.
                                        James "Robby" Robson, Jr., President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                     DATE



/s/ James Robby Robson, Jr.     President (Chief Executive     June 29, 2001
James "Robby" Robson, Jr.       Officer) and Director



/s/ Todd Robson                 Vice President, Secretary,     June 29, 2001
Todd Robson                     Treasurer (Chief Finan-
                                ancial and Accounting
                                Officer) and Director


/s/ James Robson, Sr.           Vice President and Director    June 29, 2001
James Robson, Sr.



/s/ Brian K. Gourley            Director                       June 29, 2001
Brian K. Gourley



/s/ Timothy A. Jurek            Director                       June 29, 2001
Timothy A. Jurek



/s/ Lyle P. Phillips            Director                       June 29, 2001
Lyle P. Phillips